Form 10-Q
period 1999-06-30
ETOYS INC
filed 1999-08-13
CIK 1052245

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended JUNE 30, 1999     Commission File No. 000-25709

                                   ETOYS INC.
             (Exact name of registrant as specified in its charter)

              Delaware                              95-4633006
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

                        3100 Ocean Park Blvd., Suite 300
                             Santa Monica, CA 90405
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (310) 664-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

114,890,727 shares of $0.0001 par value common stock outstanding as of July 31, 1999

                                  Page 1 of 30
                            Exhibit Index on Page 30

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   eTOYS INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999
                                     INDEX

                                                                                                                    PAGE
                                                                                                                 -----------
PART I--FINANCIAL INFORMATION

             Item 1.  Consolidated Financial Statements........................................................           3

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....           9

PART II--OTHER INFORMATION

             Item 1.  Legal Proceedings........................................................................          27

             Item 2.  Changes in Securities and Use of Proceeds................................................          27

             Item 4.  Submission of Matters to a Vote of Security Holders......................................          27

             Item 5.  Other Information........................................................................          28

             Item 6.  Exhibits and Reports on Form 8-K.........................................................          28

Signatures.....................................................................................................          29

Exhibit Index..................................................................................................          30

PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                  ETOYS INC.,

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         QUARTER ENDED JUNE 30,
                                                                        ------------------------
                                                                           1999         1998
                                                                        -----------  -----------
                                                                        (UNAUDITED)  (UNAUDITED)
Net sales.............................................................   $   7,975    $     381
Cost of sales.........................................................       6,457          311
                                                                        -----------  -----------
Gross profit..........................................................       1,518           70

Operating expenses:
  Marketing and sales.................................................      11,512        1,370
  Product development.................................................       4,767          404
  General and administrative..........................................       3,165          418
  Deferred compensation...............................................       3,782           44
                                                                        -----------  -----------
  Total operating expenses............................................      23,226        2,236
                                                                        -----------  -----------
Operating loss........................................................     (21,708)      (2,166)
Interest income (expense), net........................................         926           (5)
Provision for taxes...................................................          (1)          --
                                                                        -----------  -----------
                                                                        -----------  -----------
Net loss..............................................................   $ (20,783)   $  (2,171)
                                                                        -----------  -----------
                                                                        -----------  -----------
Basic net loss per equivalent share...................................   $   (0.32)   $   (0.07)
                                                                        -----------  -----------
                                                                        -----------  -----------
Pro forma basic net loss per equivalent share.........................   $   (0.21)   $   (0.04)
                                                                        -----------  -----------
                                                                        -----------  -----------
Shares used in computation of basic net loss per equivalent share
  (1).................................................................      65,959       32,838
                                                                        -----------  -----------
                                                                        -----------  -----------
Shares used to compute pro forma basic net loss per equivalent share
  (2).................................................................      97,959       61,482
                                                                        -----------  -----------
                                                                        -----------  -----------

------------------------

(1) Includes shares associated with the Redeemable Convertible Preferred Stock effective as of the closing of the Company's initial public offering. See
    Note 5 to Consolidated Financial Statements.

(2) Includes shares associated with the Redeemable Convertible Preferred Stock as if such conversion occurred on April 1, 1998. See Note 5 to Consolidated Financial Statements.

                            See accompanying notes.

                                  ETOYS INC.,

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          JUNE 30,     MARCH 31,
                                                                            1999         1999
                                                                         -----------  -----------
                                                                         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents............................................   $ 176,350    $  20,173
  Inventories..........................................................      11,017        5,067
  Prepaids and other current assets....................................       3,582        1,577
                                                                         -----------  -----------
Total current assets...................................................     190,949       26,817
Property and equipment.................................................       9,591        2,505
  Accumulated depreciation.............................................        (676)        (369)
                                                                         -----------  -----------
                                                                              8,915        2,136
Goodwill (net of accumulated amortization).............................         558          637
Other assets...........................................................       3,375        1,076
                                                                         -----------  -----------
Total assets...........................................................   $ 203,797    $  30,666
                                                                         -----------  -----------
                                                                         -----------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.....................................................   $  13,183    $   4,236
  Accrued expenses.....................................................       1,746          530
  Current portion of capital lease obligations.........................       1,168          230
                                                                         -----------  -----------
Total current liabilities..............................................      16,097        4,996
Long-term capital lease obligations....................................       3,318          477
Redeemable Convertible Preferred Stock, 19,593,089 shares authorized:
  Series A Preferred Stock; $.0001 par value; none and 7,023,645 shares issued and outstanding at June 30, 1999 and March 31, 1999,
    respectively.......................................................      --            4,355
  Series B Preferred Stock; $.0001 par value; none and 11,886,649 shares issued and outstanding at June 30, 1999 and March 31, 1999,
    respectively.......................................................      --           24,952
  Series C Preferred Stock; $.0001 par value; none and 666,666 shares issued and outstanding at June 30, 1999 and March 31, 1999,
    respectively.......................................................      --           19,984
Commitments and contingencies
Stockholders' equity:
  Common stock; $.0001 par value, 600,000,000 shares authorized;
    103,420,885 and 34,535,415 issued and outstanding at June 30, 1999
    and March 31, 1999, respectively...................................          10            3
  Additional paid-in-capital...........................................     285,009       45,837
  Receivables from stockholders........................................         (33)        (138)
  Deferred compensation................................................     (48,995)     (38,974)
  Accumulated deficit..................................................     (51,609)     (30,826)
                                                                         -----------  -----------
Total stockholders' equity (deficit)...................................     184,382      (24,098)
                                                                         -----------  -----------
Total liabilities and stockholders' equity.............................   $ 203,797    $  30,666
                                                                         -----------  -----------
                                                                         -----------  -----------

                            See accompanying notes.

                                  ETOYS INC.,

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                         QUARTER ENDED JUNE 30,
                                                                        ------------------------
                                                                           1999         1998
                                                                        -----------  -----------
                                                                        (UNAUDITED)  (UNAUDITED)
OPERATING ACTIVITIES
Net Loss..............................................................   $ (20,783)   $  (2,171)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation........................................................         314           22
  Amortization of intangibles.........................................         189           80
  Amortization of deferred compensation related to stock options......       3,782           44
  Other, net..........................................................           3          (46)
  Changes in operating assets and liabilities:
    Inventories.......................................................      (5,950)        (327)
    Prepaid and other current assets..................................      (2,005)        (221)
    Accounts payable..................................................       8,947          520
    Accrued expenses..................................................       1,216            4
                                                                        -----------  -----------
Net cash used in operations...........................................     (14,287)      (2,095)

INVESTING ACTIVITIES
Capital expenditures for property and equipment.......................      (3,302)        (231)
Other, net............................................................      (2,330)        (616)
                                                                        -----------  -----------
Net cash used in investing activities.................................      (5,632)        (847)

FINANCING ACTIVITIES
Proceeds from issuance of Redeemable Convertible Preferred Stock......          --       24,998
Proceeds from issuance of common stock and exercise of stock
  options.............................................................     176,074            1
Payments on capital leases............................................         (85)          --
Proceeds from receivables from stockholders...........................         107         (102)
                                                                        -----------  -----------
Net cash provided by financing activities.............................     176,096       24,897

Net increase in cash and cash equivalents.............................     156,177       21,955
Cash and cash equivalents at beginning of period......................      20,173        1,552
                                                                        -----------  -----------
Cash and cash equivalents at end of period............................   $ 176,350    $  23,507
                                                                        -----------  -----------
                                                                        -----------  -----------

Supplemental disclosures:
  Income taxes paid...................................................   $       1    $      --
  Interest paid.......................................................   $      18    $      38

                            See accompanying notes.

                                   ETOYS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

    The financial statements as of June 30, 1999 and 1998 have been prepared by eToys Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Form S-1 Registration Statement declared effective May 19, 1999 (the "S-1").

    Certain prior-period balances have been reclassified to conform to the current-period presentation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE LOSS

    As of April 1, 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Comprehensive loss was $20.8 million and $2.2 million for the three-month periods ended June 30, 1999 and 1998, respectively, which consisted entirely of net losses.

NOTE 2--BABYCENTER ACQUISITION

    On July 1, 1999, the Company acquired BabyCenter, Inc. ("BabyCenter") in a transaction that will be accounted for as a purchase, pursuant to a reorganization agreement executed in April 1999. As consideration for the purchase, stockholders of BabyCenter have the right to receive 2.09 eToys shares for each of their BabyCenter shares. The acquisition cost is $199.3 million based upon the Company's common stock price as of the date the transaction was announced.

    BabyCenter produces BabyCenter.com, one of the Web's most complete information sources on preconception, pregnancy, and baby, and operates an online store offering thousands of baby products and supplies. BabyCenter also creates pre/postnatal health education resources for health organizations. Founded in 1997, BabyCenter has grown to be one of the most recognized online communities for new and expectant parents.

                                   ETOYS INC.

                                  (UNAUDITED)

NOTE 2--BABYCENTER ACQUISITION (Continued)
    The Company's consolidated results of operations will incorporate BabyCenter's activity commencing upon the July 1, 1999 acquisition date. The unaudited pro forma combined information below presents combined results of operations of the Company as if the acquisition had occurred April 1, 1999 and combined balance sheet information as if the acquisition had occurred on June 30, 1999. The unaudited pro forma combined information, based upon the historical consolidated financial statements of the Company and BabyCenter, is based on an acquisition cost of $199.3 million and assumes that an estimated $198.2 million excess of acquisition cost over the book value of BabyCenter's net tangible assets is allocated to intangible assets with a useful life of five years.

                                                                            THREE MONTHS ENDED
STATEMENT OF OPERATIONS DATA                                                   JUNE 30, 1999
-------------------------------------------------------------------------  ---------------------
                             (IN MILLIONS EXCEPT PER SHARE AMOUNT)
Revenues.................................................................        $    10.0
Net loss.................................................................            (29.5)
Net loss per share (1)...................................................        $   (0.26)

BALANCE SHEET DATA                                                            JUNE 30, 1999
-------------------------------------------------------------------------  -------------------
                                        (IN MILLIONS)
Total assets.............................................................       $   410.6
Stockholder's equity.....................................................       $   383.6

------------------------

(1) Net loss per share excluding amortization of intangible assets and deferred compensation would be $(0.14). Net loss per share is calculated using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Redeemable Convertible Preferred Stock and the issuance of 16.0 million shares to stockholders of BabyCenter.

    The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred April 1, 1999, or the financial position had the acquisition occurred on June 30, 1999, nor is it necessarily indicative of future results or financial position.

NOTE 3--STOCK SPLIT

    In March 1999, the Company's Board of Directors declared a stock split of three shares for every one share of Common Stock then outstanding. The stock split was effective May 24, 1999, the date the Company's public offering of Common Stock closed. Accordingly, the accompanying financial statements and footnotes have been restated to reflect the stock split. The par value of the shares of Common Stock to be issued in connection with the stock split was credited to Common Stock and a like amount charged to additional paid-in capital.

NOTE 4--COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment related claims and claims of alleged infringement of trademarks,

                                   ETOYS INC.

                                  (UNAUDITED)

NOTE 4--COMMITMENTS AND CONTINGENCIES (Continued) copyrights and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

NOTE 5--STOCKHOLDERS' EQUITY

    On May 24, 1999, the Company completed its initial public offering of 9,568,000 shares of its common stock. Net proceeds to the Company aggregated $175.8 million. As of the closing date of the offering, all of the convertible preferred stock outstanding was converted into an aggregate of 58,779,267 shares of common stock.

NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding. Shares associated with stock options are not included because they are antidilutive. The shares of Redeemable Convertible Preferred Stock automatically converted into common stock effective upon the closing of the Company's initial public offering and are included in the calculation of weighted average number of shares as of that date.

PRO FORMA NET LOSS PER SHARE

    Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Redeemable Convertible Preferred Stock into shares of the Company's Common Stock effective upon the closing of the Company's initial public offering as if such conversion occurred on April 1, 1998, or at the date of original issuance, if later.

    The following table sets forth the computation of basic and pro forma net loss per share for the periods indicated (in thousands, except per share amount):

                                                                        QUARTER ENDED JUNE 30,
                                                                        ----------------------
                                                                           1999        1998
                                                                        ----------  ----------
Numerator:
  Net loss............................................................  $  (20,783) $   (2,171)
Denominator:
  Weighted average shares.............................................      65,959      32,838
                                                                        ----------  ----------
  Denominator for basic calculation...................................      65,959      32,838
Weighted average effect of pro forma securities
  Series A Redeemable Convertible Preferred Stock.....................      11,496      18,954
  Series B Redeemable Convertible Preferred Stock.....................      19,415       9,690
  Series C Redeemable Convertible Preferred Stock.....................       1,089          --
                                                                        ----------  ----------
Denominator for pro forma calculation.................................      97,959      61,482
Net loss per share:
  Basic...............................................................  $    (0.32) $    (0.07)
                                                                        ----------  ----------
                                                                        ----------  ----------
  Pro forma...........................................................  $    (0.21) $    (0.04)
                                                                        ----------  ----------
                                                                        ----------  ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-Q and the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact the Company makes in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and the Company's future results of operations or financial position are forward-looking statements. Forward-looking statements reflect the Company's current expectations and are inherently uncertain. The Company's actual results may differ significantly from the Company's expectations. The section entitled "Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

RESULTS OF OPERATIONS

NET SALES

                                                                      QUARTER ENDED
                                                                         JUNE 30,
                                                                   --------------------
                                                                     1999       1998      % CHANGE
                                                                   ---------  ---------  -----------
                                                                      (IN THOUSANDS)
Net sales........................................................  $   7,975  $     381       1,993%

    Net sales consist of product sales to customers and charges to customers for outbound shipping and handling and gift-wrapping and are net of product returns, promotional discounts and coupons. Growth in net sales reflects a significant increase in units sold due to the growth of the Company's customer base and repeat purchases from the Company's existing customers. Cumulative customer accounts increased during the quarter to 467,000 at June 30, 1999, an increase of over 28% from 365,000 customer accounts at March 31, 1999 and a 2,290% increase in customer accounts over June 30, 1998. Revenue from repeat customer orders represented more than 40% of total revenues for the quarter ended June 30, 1999.

GROSS PROFIT

                                                                      QUARTER ENDED
                                                                         JUNE 30,
                                                                   --------------------
                                                                     1999       1998      % CHANGE
                                                                   ---------  ---------  -----------
                                                                      (IN THOUSANDS)
Gross profit.....................................................  $   1,518  $      70       2,069%
Gross margin.....................................................       19.0%      18.4%

    Gross profit is net sales less the cost of sales, which consists of the cost of products sold to customers, outbound and inbound shipping and handling costs, and gift wrapping costs. Gross profit increased in absolute dollars, reflecting the Company's increased sales volume. Improved toy margins were somewhat offset by the addition of lower margin video game and video titles, resulting in a 0.6% improvement in gross margin from the quarter ended June 30, 1998. The Company over time intends to expand its operations by the addition of new product categories and by expanding the breadth and depth of its product or service offerings. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities.

MARKETING AND SALES

                                                                   QUARTER ENDED
                                                                      JUNE 30,
                                                                --------------------
                                                                  1999       1998       % CHANGE
                                                                ---------  ---------  -------------
                                                                   (IN THOUSANDS)
Marketing and sales...........................................  $  11,512  $   1,370          740%
Percentage of net sales.......................................      144.4%     359.6%

    Marketing and sales expenses consist primarily of advertising and promotional expenditures, distribution facility expenses, including equipment and supplies, and payroll and related expenses for personnel engaged in marketing, customer service and distribution activities. Marketing and sales expenses increased, in absolute dollars, primarily due to increases in the Company's advertising and promotional expenditures, increased payroll and related costs associated with fulfilling customer demand. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. The Company intends to continue to pursue an aggressive branding and marketing campaign and, therefore, expects marketing and sales expenses to increase significantly in absolute dollars in future periods. In addition, to the extent that the Company's sales volume increases in future periods, the Company expects marketing and sales expenses to increase in absolute dollars as the Company expands its distribution facilities to accommodate such increases in sales volume.

PRODUCT DEVELOPMENT

                                                                     QUARTER ENDED
                                                                        JUNE 30,
                                                                  --------------------
                                                                    1999       1998      % CHANGE
                                                                  ---------  ---------  -----------
                                                                     (IN THOUSANDS)
Product development.............................................  $   4,767  $     404       1,080%
Percentage of net sales.........................................       59.8%     106.0%

    Product development expenses consist primarily of payroll and related expenses for merchandising, Web site development and information technology personnel, Internet access and hosting charges and Web content and design expenses. The absolute dollar increase in product development expenses was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of the Company's Web site and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. To date, all product development costs have been expensed as incurred. The Company believes that continued investment in product development is critical to attaining its strategic objectives. In addition to ongoing investments in its web site stores and infrastructure, the Company intends to increase investments in product, service and international expansion. As a result, the Company expects product development expenses to increase significantly in absolute dollars.

GENERAL AND ADMINISTRATIVE

                                                                     QUARTER ENDED
                                                                        JUNE 30,
                                                                  --------------------
                                                                    1999       1998       % CHANGE
                                                                  ---------  ---------  -------------
                                                                     (IN THOUSANDS)
General and administrative......................................  $   3,165  $     418          657%
Percentage of net sales.........................................       39.7%     109.7%

    General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. The increase in general and administrative expenses was primarily due to increased headcount and associated costs, legal and professional fees, facilities and other related costs. The Company expects general and administrative expenses to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business and international expansion.

DEFERRED COMPENSATION

    In the three months ended June 30, 1999, the Company recorded total deferred stock compensation of $13.8 million in connection with stock options granted during the period. Deferred stock compensation is amortized to expense over the vesting periods of the applicable options, resulting in $3.8 million for the three months ended June 30, 1999. The Company expects to record $10.6 million of amortization over the remaining nine months ended March 31, 2000. These amounts represent the difference between the exercise price of stock option grants and the deemed fair value of the company's common stock at the time of such grants.

    Amortization of deferred compensation expense for each of the next four fiscal years is expected to be as follows:

YEAR ENDED                                                                AMOUNT IN THOUSANDS
------------------------------------------------------------------------  --------------------
March 31, 2001..........................................................       $   14,119
March 31, 2002..........................................................           14,112
March 31, 2003..........................................................            9,894
March 31, 2004..........................................................              281

GOODWILL AND INTANGIBLE ASSETS

    Upon completion of the BabyCenter merger, the Company will record a significant amount of goodwill, the amortization of which will significantly reduce the Company's earnings and profitability for the foreseeable future. The Company expects to record goodwill of approximately $198.2 million, to be amortized over a five-year period. To the extent the amount of this recorded goodwill is increased or the Company does not generate additional sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired or be subject to earlier write-off. In such event, the net loss in any given period could be greater than anticipated and the market price of the Company's stock could decline.

INTEREST INCOME AND EXPENSE

                                                                      QUARTER ENDED
                                                                         JUNE 30,
                                                                   --------------------
                                                                     1999       1998       % CHANGE
                                                                   ---------  ---------  -------------
                                                                      (IN THOUSANDS)
Interest income..................................................  $     944  $      --          n/a
Interest expense.................................................        (18)        (5)         260%

    Interest income increased due to higher cash balances resulting from the proceeds in the Company's initial public offering. Interest expense for the quarter ended June 30, 1999 consists primarily of interest on asset acquisitions financed through capital leases. Interest income is expected to increase because subsequent quarters will include a full three months of interest income on proceeds of the initial public offering.

INCOME TAXES

    The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2012, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1999, the Company's principal source of liquidity consisted of $176.4 million of cash and cash equivalents compared to $20.2 million of cash and cash equivalents at March 31, 1999.

    Net cash used in operating activities was $14.3 million and $2.1 million for the quarters ended June 30, 1999 and 1998, respectively. Net operating cash flows were primarily attributable to quarterly net losses and increases in inventories, prepaid expenses and other, offset by increases in accounts payable and accrued expenses.

    Net cash used in investing activities was $5.6 million and $0.8 million for the quarters ended June 30, 1999 and 1998, respectively, and consisted of purchases of fixed assets and other assets. Cash available for investment purposes increased substantially in 1999 as a result of the proceeds from the issuance of common stock in the initial public offering.

    Net cash provided by financing activities of $176.1 million for the quarter ended June 30, 1999 resulted from net proceeds from issuance of common stock in the Company's initial public offering. Net cash provided by financing activities of $24.9 million for the quarter ended June 30, 1998 resulted from net proceeds from the issuance of redeemable convertible preferred stock.

    The Company believes that current cash and marketable securities balances will be sufficient to meet its anticipated cash needs through the remainder of the fiscal year ended March 31, 2000. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

YEAR 2000 IMPLICATIONS

    Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. The Company uses software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the year 2000 phenomenon. For example, the Company is dependent on the financial institutions involved in processing customers' credit card payments for Internet services and a third party that hosts the web servers. The Company is also dependent on telecommunications vendors to maintain its network and the United States Postal Service and other third-party carriers to deliver orders to customers.

    The Company is in the process of reviewing the year 2000 compliance of its internally developed proprietary software. This review has included testing to determine how systems will function at and beyond the year 2000. The Company expects to complete these tests during the summer of 1999. Since inception, the Company has internally developed substantially all of the systems for the operation of its Web site. These systems include the software used to provide the Web site's search, customer interaction, and transaction-processing and distribution functions, as well as monitoring and back-up capabilities. Based upon an its assessment to date, the Company believes that its internally developed proprietary software is year 2000 compliant.

    The Company is currently assessing the year 2000 readiness of its third-party supplied software, computer technology and other services, which include software for use in its accounting, database and security systems. The failure of such software or systems to be year 2000 compliant could have a material negative impact on the corporate accounting functions and the operation of the Web site. As part of the assessment of the year 2000 compliance of these systems, the Company has sought assurances from these vendors that their software, computer technology and other services are year 2000 compliant. The Company has expensed amounts incurred in connection with year 2000 assessment since its formation through June 30, 1999. Such amounts have not been material. The Company expects this assessment process to be completed during the summer of 1999. Based upon the results of this assessment, the Company will develop and implement, if necessary, a remediation plan with respect to third-party software, third-party vendors and computer technology and services that may fail to be year 2000 compliant. The Company expects to complete any required remediation during the summer of 1999. At this time, the expenses associated with this assessment and potential remediation plan that may be incurred in the future cannot be determined; therefore, the Company has not developed a budget for these expenses. The failure of the Company's software and computer systems and of third-party suppliers to be year 2000 complaint would have a material adverse effect on the Company.

    The year 2000 readiness of the general infrastructure necessary to support the Company's operations is difficult to assess. For instance, the Company depends on the integrity and stability of the Internet to provide its services. The Company also depends on the year 2000 compliance of the computer systems and financial services used by consumers. Thus, the infrastructure necessary to support its operations consists of a network of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individuals, none of which has the ability to control or manage the potential year 2000 issues that may impact the entire infrastructure. The Company's ability to assess the reliability of this infrastructure is limited and relies solely on generally available news reports, surveys and comparable industry data. Based on these sources, the Company believes most entities and individuals that rely significantly on the Internet are carefully reviewing and attempting to remediate issues relating to year 2000 compliance, but it is not possible to predict whether these efforts will be successful in reducing or eliminating the potential negative impact of year 2000 issues. A significant disruption in the ability of consumers to reliably access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for the Company's services and would have a material adverse effect on the Company.

    At this time, the Company has not yet developed a contingency plan to address situations that may result if it or its vendors are unable to achieve year 2000 compliance because the Company currently does not believe that such a plan is necessary. The cost of developing and implementing such a plan, if necessary, could be material. Any failure of material systems, vendors' material systems or the Internet to be year 2000 compliant could have material adverse consequences. Such consequences could include difficulties in operating the Web site effectively, taking product orders, making product deliveries or conducting other fundamental parts of the Company's business.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's S-1, the following additional factors may affect the Company's future results.

THE COMPANY'S LIMITED OPERATING HISTORY MAKES FUTURE FORECASTING DIFFICULT

    The Company was incorporated in November 1996. The Company began selling products on the Company's Web site in October 1997. As a result of the Company's limited operating history, it is difficult to accurately forecast its net sales and the Company has limited meaningful historical financial data upon which to base planned operating expenses. The Company bases its current and future expense levels on its operating plans and estimates of future net sales, and the Company's expenses are to a large extent fixed. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders the Company receives. As a result, the Company may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause the Company's net losses in a given quarter to be greater than expected.

THE COMPANY ANTICIPATES FUTURE LOSSES AND NEGATIVE CASH FLOW

    The Company expects operating losses and negative cash flow to continue for the foreseeable future. The Company anticipates its losses will increase significantly from current levels because it expects to incur additional costs and expenses related to:

    - brand development, marketing and other promotional activities;

    - the expansion of the Company's inventory management and distribution operations;

    - the continued development of the Company's Web site, the systems that it uses to process customers' orders and payments, and its computer network;

    - the expansion of the Company's product offerings and Web site content; and

    - development of relationships with strategic business partners

    As of June 30, 1999, the Company had an accumulated deficit of $51.6 million. The Company incurred net losses of $2.2 million for the three months ended June 30, 1998 and $20.8 million for the three months ended March 31, 1999.

    In addition, because of its acquisition of BabyCenter, the Company expects that its losses will increase even more significantly because of additional costs and expenses related to:

    - an increase in the number of employees;

    - an increase in sales and marketing activities;

    - an increase in website development activities and associated content;

    - additional facilities and infrastructure; and

    - assimilation of operations and personnel.

    Also, because of its acquisition of BabyCenter, the Company will record a significant amount of goodwill and deferred compensation, the amortization of which will significantly reduce the Company's earnings and profitability for the foreseeable future. The Company expects to record goodwill of approximately $198.2 million, to be amortized over a five-year period. To the extent the Company does not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to earlier write-off. In such event, the Company's net loss in any given period could be greater than anticipated and the market price of the Company's stock could decline.

    The Company's ability to become profitable depends on its ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. If the Company does achieve profitability, it cannot be certain that it would be able to sustain or increase profitability on a quarterly or annual basis in the future.

THE COMPANY'S OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT. IF THE COMPANY FAILS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF THE COMPANY'S COMMON STOCK MAY DECLINE SIGNIFICANTLY

    The Company's annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of the Company's control. Because the Company's operating results are volatile and difficult to predict, the Company believes that quarter-to-quarter comparisons of its operating results are not a good indication of its future performance. It is likely that in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of the Company's common stock may decline significantly.

    Factors that may harm the Company's business or cause its operating results to fluctuate include the following:

    - the Company's inability to obtain new customers at reasonable cost, retain existing customers, or encourage repeat purchases;

    - decreases in the number of visitors to the Company's Web site or the Company's inability to convert visitors to its Web site into customers;

    - the mix of children and baby products, including toys, video games, software, videos, books and music sold by the Company;

    - seasonality;

    - the Company's inability to manage inventory levels or control inventory theft;

    - the Company's inability to manage its distribution operations;

    - the Company's inability to adequately maintain, upgrade and develop its Web site, the systems that it uses to process customers' orders and payments or its computer network;

    - the ability of the Company's competitors to offer new or enhanced Web sites, services or products;

    - price competition;

    - an increase in the level of the Company's product returns;

    - fluctuations in the demand for children and baby products associated with movies, television and other entertainment events;

    - the Company's inability to obtain popular children and baby products, including toys, video games, software, videos, books and music from its vendors;

    - fluctuations in the amount of consumer spending on children and baby products, including toys, video games, software, videos, books and music;

    - the termination of existing or failure to develop new marketing relationships with key business partners;

    - the extent to which the Company is not able to participate in advertising campaigns such as those conducted by Visa and Intel;

    - increases in the cost of online or offline advertising;

    - the amount and timing of operating costs and capital expenditures relating to expansion of the Company's operations;

    - unexpected increases in shipping costs or delivery times, particularly during the holiday season;

    - technical difficulties, system downtime or Internet brownouts;

    - government regulations related to use of the Internet for commerce or for sales and distribution of children and baby products, including toys, video games, software, videos, books and music; and

    - economic conditions specific to the Internet, online commerce and the children and baby products industries

    A number of factors will cause the Company's gross margins to fluctuate in future periods, including the mix of children and baby products, including toys, video games, software, videos, books and music sold by the Company, inventory management, inbound and outbound shipping and handling costs, the level of product returns and the level of discount pricing and promotional coupon usage. Any change in one or more of these factors could reduce the Company's gross margins in future periods.

BECAUSE THE COMPANY EXPERIENCES SEASONAL FLUCTUATIONS IN ITS NET SALES, ITS QUARTERLY RESULTS WILL FLUCTUATE AND ITS ANNUAL RESULTS COULD BE BELOW EXPECTATIONS

    The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales. These seasonal patterns will cause quarterly fluctuations in the Company's operating results. In particular, a disproportionate amount of the Company's net sales have been realized during the fourth calendar quarter and the Company expects this trend to continue in the future.

    In anticipation of increased sales activity during the fourth calendar quarter, the Company will hire a significant number of temporary employees to bolster its permanent staff and the Company significantly increases its inventory levels. For this reason, if the Company's net sales were below seasonal expectations during this quarter, the Company's annual operating results could be below the expectations of securities analysts and investors.

    Due to the Company's limited operating history, it is difficult to predict the seasonal pattern of its sales and the impact of such seasonality on its business and financial results. In the future, the Company's seasonal sales patterns may become more pronounced, may strain the Company's personnel and warehousing and order shipment activities and may cause a shortfall in net sales as compared to expenses in a given period.

THE COMPANY FACES SIGNIFICANT INVENTORY RISK BECAUSE CONSUMER DEMAND CAN CHANGE FOR PRODUCTS BETWEEN THE TIME THAT THE COMPANY ORDERS PRODUCTS AND THE TIME THAT THE COMPANY RECEIVES THEM

    The Company carries a significant level of inventory. As a result, the rapidly changing trends in consumer tastes in the market for children and baby products, including toys, video games, software, videos, books and music subject us to significant inventory risks. It is critical to the Company's success that it accurately predicts these trends and does not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt. The Company is particularly exposed to this risk because the Company derives a majority of its net sales in the fourth calendar quarter of each year. The Company's failure to sufficiently stock popular toys and other products in advance of such fourth calendar quarter would harm the Company's operating results for the entire fiscal year.

    In the event that one or more products do not achieve widespread consumer acceptance, the Company may be required to take significant inventory markdowns, which could reduce the Company's net sales and gross margins. This risk may be greatest in the first calendar quarter of each year, after the Company has significantly increased inventory levels for the holiday season. The Company believes that this risk will increase as it opens new departments or enters new product categories due to the Company's lack of experience in purchasing products for these categories. In addition, to the extent that demand for the Company's products increases over time, the Company may be forced to increase inventory levels. Any such increase would subject the Company to additional inventory risks.

THE COMPANY FACES THE RISK OF INVENTORY SHRINKAGE

    If the security measures the Company uses at its distribution facility do not prevent inventory shrinkage, the Company's gross profit margin may significantly decrease. The Company has undertaken a number of measures designed to address inventory shrinkage, including the installation of enhanced security measures at its distribution facility. These measures may not successfully reduce or prevent inventory shrinkage in future periods. The Company's failure to successfully improve the security measures it uses at its distribution facility may cause its gross profit margins and results of operations to be significantly below expectations in future periods.

BECAUSE THE COMPANY DOES NOT HAVE LONG-TERM OR EXCLUSIVE VENDOR CONTRACTS, THE COMPANY MAY NOT BE ABLE TO GET SUFFICIENT QUANTITIES OF POPULAR CHILDREN'S PRODUCTS IN A TIMELY MANNER. AS A RESULT, THE COMPANY COULD LOSE CUSTOMERS

    If the Company is not able to offer its customers sufficient quantities of toys or other products in a timely manner, the Company could lose customers and its net sales could be below expectations. The Company's success depends on its ability to purchase products in sufficient quantities at competitive prices, particularly for the holiday shopping season. As is common in the industry, the Company does not have long-term or exclusive arrangements with any vendor or distributor that guarantee the availability of toys or other children's products for resale. Therefore, the Company does not have a predictable or guaranteed supply of toys or other products.

TO MANAGE THE COMPANY'S GROWTH AND EXPANSION, THE COMPANY NEEDS TO IMPROVE AND IMPLEMENT FINANCIAL AND MANAGERIAL CONTROLS AND REPORTING SYSTEMS AND PROCEDURES. IF THE COMPANY IS UNABLE TO DO SO SUCCESSFULLY, ITS RESULTS OF OPERATIONS WOULD BE IMPAIRED

    The Company's rapid growth in personnel and operations has placed, and will continue to place, a significant strain on the Company's management, information systems and resources. In addition, upon consummation of the BabyCenter merger, the Company added over 100 new employees, including managerial, technical and operations personnel, and has been required to assimilate substantially all of BabyCenter's operations into the Company's operations. In order to manage this growth effectively, the Company needs to continue to improve its financial and managerial controls and reporting systems and procedures. If the Company continues to experience a significant increase in the number of its personnel, the Company's existing management team may not be able to effectively train, supervise and manage all of the Company's personnel. In addition, the Company's existing information systems may not be able to handle adequately the increased volume of information and transactions that would result from increased growth. The Company's failure to successfully implement, improve and integrate these systems and procedures would cause its results of operations to be below expectations.

RISK OF INTERNATIONAL EXPANSION

    The Company plans to expand its presence in foreign markets. The Company has relatively little experience in purchasing, marketing and distributing products or services for these markets and may not benefit from any first-to-market advantages. It will be costly to establish international facilities and operations, promote the Company's brand internationally, and develop localized Web sites and stores and other systems. The Company may not succeed in its efforts in these countries. If revenues from international activities do not offset the expense of establishing and maintaining foreign operations, the Company's business prospects, financial condition and operating results will suffer.

    As the international online commerce market continues to grow, competition in this market will likely intensify. In addition, governments in foreign jurisdictions may regulate Internet or other online services in such areas as content, privacy, network security, encryption or distribution. This may affect the Company's ability to conduct business internationally.

THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS

    The online commerce market is new, rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm its net sales and results of operations. The Company expects competition to intensify in the future because current and new competitors can enter its market with little difficulty and can launch new Web sites at a relatively low cost. In addition, the children and baby products industries, including toy, video game, software, video, books and music are intensely competitive.

    The Company currently or potentially competes with a variety of other companies, including:

    - traditional store-based toy and children and baby products retailers such as Toys R Us, FAO Schwarz, Zany Brainy, Noodle Kidoodle, BabyGap, Gymboree, The Right Start and Babies R Us;

    - major discount retailers such as Wal-Mart, Kmart and Target;

    - online efforts of these traditional retailers, including the online stores operated by Toys R Us, Wal-Mart, FAO Schwarz, BabyGap and Gymboree;

    - physical and online stores of entertainment entities that sell and license children and baby products, such as The Walt Disney Company and Warner Bros.;

    - catalog retailers of children and baby products and products for toddlers and expectant mothers;

    - vendors or manufacturers of children and baby products that currently sell some of their products directly online, such as Mattel and Hasbro;

    - other online companies that include children and baby products as part of their product offerings, such as Amazon.com, Barnesandnoble.com, CDnow, Beyond.com, Reel.com, iBaby, BabyCatalog.com, iVillage and Women.com;

    - Internet portals and online service providers that feature shopping services, such as AOL, Yahoo!, Excite and Lycos; and various smaller online retailers of children and baby products, such as BrainPlay.com, Red Rocket and Toysmart.com

    Many traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company does. Many of these competitors can devote substantially more resources to Web site development than the Company can. In addition, larger, well-established and well-financed entities may join with online competitors or suppliers of children and baby products, including toys, video games, software, videos, books and music as the use of the Internet and other online services increases.

    The Company's competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than the Company can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.

IF THE COMPANY ENTERS NEW BUSINESS CATEGORIES THAT DO NOT ACHIEVE MARKET ACCEPTANCE, THE COMPANY'S BRAND AND REPUTATION COULD BE DAMAGED AND THE COMPANY COULD FAIL TO ATTRACT NEW CUSTOMERS

    Any new department or product category that is launched or acquired by the Company, such as BabyCenter, which is not favorably received by consumers, could damage the Company's brand or reputation. This damage could impair the Company's ability to attract new customers, which could cause its net sales to fall below expectations. The expansion of the Company's business to include BabyCenter or any other new department or product category will require significant additional expenses, and strain the Company's management, financial and operational resources. This type of expansion would also subject us to increased inventory risk. The Company may choose to expand its operations by developing other new departments or product categories, promoting new or complementary products, expanding the breadth and depth of products and services offered or expanding the Company's market presence through relationships with third parties. In addition, the Company may pursue the acquisition of other new or complementary businesses, products or technologies, although it has no present understandings, commitments or agreements with respect to any material acquisitions or investments.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS DISTRIBUTION OPERATIONS, ITS NET SALES MAY FALL BELOW EXPECTATIONS

    If the Company does not successfully expand its distribution operations to accommodate increases in demand, particularly during the fourth calendar quarter of each year, the Company will not be able to increase its net sales in accordance with the expectations of securities analysts and investors. The Company's success depends on its ability to rapidly expand its distribution operations in order to accommodate a significant increase in customer orders. The Company must also be able to rapidly grow its distribution operations and information systems to accommodate significant increases in demand, which may require us to automate tasks that are currently performed manually.

    The Company's planned expansion may cause disruptions in its business. The Company's current distribution operations are not adequate to accommodate significant increases in customer demand that may occur during the fourth calendar quarter of 1999. The Company has leased a second distribution facility located in Virginia, which the Company intends to begin using in early 2000. In addition, the Company has entered into an agreement with a third party that will provide the Company with warehouse and distribution services from its facility in Utah. The Company is not experienced in coordinating and managing distribution operations in geographically distant locations.

IF THE COMPANY EXPERIENCES PROBLEMS IN ITS DISTRIBUTION OPERATIONS, IT COULD LOSE CUSTOMERS

    The Company relies upon third-party carriers for product shipments, including shipments to and from the Company's distribution facility. The Company is therefore subject to the risks, including employee strikes and inclement weather associated with such carriers' ability to provide delivery services to meet the Company's shipping needs. In addition, failure to deliver products to the Company's customers in a timely manner would damage its reputation and brand. The Company also depends upon temporary employees to adequately staff the Company's distribution facility, particularly during the holiday shopping season. If the Company does not have sufficient sources of temporary employees, it could lose customers.

IF THE COMPANY DOES NOT SUCCESSFULLY EXPAND ITS WEB SITE AND THE SYSTEMS THAT PROCESS CUSTOMERS' ORDERS, THE COMPANY COULD LOSE CUSTOMERS AND ITS NET SALES COULD BE REDUCED

    If the Company fails to rapidly upgrade its Web site in order to accommodate increased traffic, the Company may lose customers, which would reduce the Company's net sales. Furthermore, if the Company fails to rapidly expand the computer systems that it uses to process and ship customer orders and process payments, the Company may not be able to successfully distribute customer orders. As a result, the Company could lose customers and its net sales could be reduced. In addition, the Company's failure to rapidly upgrade its Web site or expand these computer systems without system downtime, particularly during the fourth calendar quarter, would further reduce its net sales. The Company may experience difficulty in improving and maintaining such systems if its employees or contractors that develop or maintain its computer systems become unavailable to it. The Company has experienced periodic systems interruptions, which it believes will continue to occur, while enhancing and expanding these computer systems.

THE COMPANY'S FACILITIES AND SYSTEMS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED PROBLEMS. THE OCCURRENCE OF A NATURAL DISASTER OR OTHER UNEXPECTED PROBLEM COULD DAMAGE THE COMPANY'S REPUTATION AND BRAND AND REDUCE ITS NET SALES

    The occurrence of an earthquake or other natural disaster or unanticipated problems at the Company's leased facility in Southern California, or at the third-party facility in Sunnyvale, California that houses substantially all of the Company's computer and communications hardware systems, could cause interruptions or delays in the Company's business, loss of data or render us unable to accept and fulfill customer orders. The Company's leased facility in Southern California houses substantially all of its product development and information systems, as well as its inventory. Any such interruptions or delays at either of these facilities would reduce the Company's net sales. In addition, the Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company has no formal disaster recovery plan and its business interruption insurance may not adequately compensate us for losses that may occur. In addition, the failure by the third-party facility to provide the data communications capacity required by the Company, as a result of human error, natural disaster or other operational disruptions, could result in interruptions in the Company's service. The occurrence of any or all of these events could damage the Company's reputation and brand and impair the Company's business.

THE COMPANY'S NET SALES COULD DECREASE IF ITS ONLINE SECURITY MEASURES FAIL

    The Company's relationship with its customers may be adversely affected if the security measures that the Company uses to protect their personal information, such as credit card numbers, are ineffective. If, as a result, the Company loses many customers, its net sales could decrease. The Company relies on security and authentication technology that it licenses from third parties. With this technology, the Company performs real-time credit card authorization and verification with its bank. The Company cannot predict whether events or developments will result in a compromise or breach of the technology it uses to protect a customer's personal information.

    Furthermore, the Company's servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. The Company may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. The Company cannot assure that it can prevent all security breaches.

THE COMPANY'S NET SALES AND GROSS MARGINS WOULD DECREASE IF IT EXPERIENCES SIGNIFICANT CREDIT CARD FRAUD

    A failure to adequately control fraudulent credit card transactions would reduce the Company's net sales and its gross margins because the Company does not carry insurance against this risk. The Company has developed technology to help us to detect the fraudulent use of credit card information. Nonetheless, to date, the Company has suffered losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, the Company is liable for fraudulent credit card transactions because it does not obtain a cardholder's signature.

IF THE COMPANY DOES NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, THE COMPANY'S SERVICES COULD BECOME OBSOLETE AND IT COULD LOSE CUSTOMERS

    If the Company faces material delays in introducing new services, products and enhancements, its customers may forego the use of its services and use those of its competitors. To remain competitive, the Company must continue to enhance and improve the functionality and features of its online store. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, the Company's existing Web site and proprietary technology and systems may become obsolete.

    To develop the Company's Web site and other proprietary technology entails significant technical and business risks. The Company may use new technologies ineffectively or it may fail to adapt its Web site, systems that the Company uses to process customers' orders and payments and its computer network to customer requirements or emerging industry standards.

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND COULD IMPAIR ITS BUSINESS.

    Other parties may assert infringement or unfair competition claims against us. In the past, a toy distributor using a name similar to the Company's sent the Company notice of a claim of infringement of proprietary rights, which claim was subsequently withdrawn. The Company has also received a claim from the holder of a home shopping video catalog patent that the Company's Internet marketing program infringes such patent, which the Company is in the process of reviewing. The Company expects to receive other notices from other third parties in the future. The Company cannot predict whether third parties will assert claims of infringement against us, or whether any past or future assertions or prosecutions will harm the Company's business. If the Company is forced to defend against any such claims, whether they are with or without merit or are determined in the Company's favor, then the Company may face costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, the Company may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us and the Company is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could impair the Company's business.

IF THE PROTECTION OF THE COMPANY'S TRADEMARKS AND PROPRIETARY RIGHTS IS INADEQUATE, THE COMPANY'S BRAND AND REPUTATION COULD BE IMPAIRED AND IT COULD LOSE CUSTOMERS

    The steps the Company takes to protect its proprietary rights may be inadequate. The Company regards its copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success. The Company relies on trademark and copyright law, trade secret protection and confidentiality or license agreements with its employees, customers, partners and others to protect its proprietary rights. In September 1998, the United States Patent and Trademark Office granted the Company a registered trademark for "eToys" for online retail services for toys and games. The Company has filed a trademark application for "eToys" for toys, games and playthings and for sales of toys, games and playthings. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company will sell its products and services online. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, the Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of its trademarks and other proprietary rights.

THE LOSS OF THE SERVICES OF ONE OR MORE OF THE COMPANY'S KEY PERSONNEL, OR THE COMPANY'S FAILURE TO ATTRACT, ASSIMILATE AND RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE, COULD DISRUPT THE COMPANY'S OPERATIONS AND RESULT IN LOSS OF NET SALES

    The loss of the services of one or more of the Company's key personnel could seriously interrupt its business. The Company depends on the continued services and performance of the Company's senior management and other key personnel, particularly Edward C. Lenk, the Company's President, Chief Executive Officer and Uncle of the Board. The Company's future success also depends upon the continued service of the Company's executive officers and other key sales, marketing and support personnel. The majority of the Company's senior management joined the Company in the last eight months, including the Company's Chief Financial Officer, Chief Information Officer, Senior Vice President of Operations and Senior Vice President of Marketing. The Company's future success depends on these officers effectively working together with the Company's original management team.

The Company's success will also depend on a successful integration of BabyCenter's management with the Company's senior management team. None of the Company's officers or key employees is bound by an employment agreement for any specific term other than the Chief Executive Officer and the President of BabyCenter. The Company's relationships with these officers and key employees are at will. The Company does not have "key person" life insurance policies covering any of its employees.

THE COMPANY MAY BE ADVERSELY IMPACTED IF THE SOFTWARE, COMPUTER TECHNOLOGY AND OTHER SYSTEMS IT USES ARE NOT YEAR 2000 COMPLIANT

    Any failure of the Company's material systems, its vendors' material systems or the Internet to be year 2000 compliant would have material adverse consequences for the Company. Such consequences would include difficulties in operating the Company's Web site effectively, taking product orders, making product deliveries or conducting other fundamental parts of the Company's business. The Company is currently assessing the year 2000 readiness of the software, computer technology and other services that it uses which may not be year 2000 compliant. At this time, the Company has not yet developed a contingency plan to address situations that may result if the Company or its vendors are unable to achieve year 2000 compliance. The cost of developing and implementing such a plan, if necessary, could be material.

    The Company also depends on the year 2000 compliance of the computer systems and financial services used by consumers. A significant disruption in the ability of consumers to reliably access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for the Company's services and would have a material adverse effect on us.

THERE ARE RISKS ASSOCIATED WITH THE BABYCENTER MERGER AND OTHER POTENTIAL ACQUISITIONS. AS A RESULT, THE COMPANY MAY NOT ACHIEVE THE EXPECTED BENEFITS OF THE BABYCENTER MERGER AND OTHER POTENTIAL ACQUISITIONS

    The Company may not realize the anticipated benefits from the BabyCenter merger. The Company may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into its business. The merger may further strain the Company's existing financial and managerial controls and reporting systems and procedures. In addition, key BabyCenter personnel may decide not to work for the Company. These difficulties could disrupt its ongoing business, distract its management and employees or increase its expenses. Further, the physical expansion in facilities that has occurred as a result of this merger may result in disruptions that seriously impair the Company's business. In particular, as a result of the BabyCenter merger, the Company now has operations in multiple facilities in geographically distant areas. The Company is not experienced in managing facilities or operations in geographically distant areas.

    If the Company is presented with appropriate opportunities, the Company intends to make other investments in complementary companies, products or technologies. The Company may not realize the anticipated benefits of any other acquisition or investment. If the Company buys another company, the Company will likely face the same risks, uncertainties and disruptions as discussed above with respect to the Company and its BabyCenter merger. Furthermore, the Company may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to the Company or its existing stockholders.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE THE COMPANY EVEN IF DOING SO WOULD BE BENEFICIAL TO THE COMPANY'S STOCKHOLDERS

    Provisions of the Company's Amended and Restated Certificate of Incorporation, its Bylaws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to the Company's stockholders.

    The Company is subject to Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years following the date the person became an interested stockholder, unless:

    - the Board of Directors approved the transaction in which such stockholder became an interested stockholder prior to the date the interested stockholder attained such status;

    - upon consummation of the transaction that resulted in the stockholder's becoming an interested stockholder, he or she owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding shares owned by persons who are directors and also officers; or

    - on or subsequent to such date the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders

    A "business combination" generally includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. In general, an "interested stockholder" is a person who, together with affiliates and associates, owns, or within three years prior to the determination of interested stockholder status, did own, 15% or more of a corporation's voting stock.

    The Company's Amended and Restated Certificate of Incorporation and Bylaws do not provide for the right of stockholders to act by written consent without a meeting or for cumulative voting in the election of directors. In addition the Company's Amended and Restated Certificate of Incorporation permits the Board of Directors to issue preferred stock with voting or other rights without any stockholder action. Commencing at the Company's first annual meeting of stockholders following the date on which it has at least 800 stockholders, the Company's Amended and Restated Certificate of Incorporation provides for the Board of Directors to be divided into three classes, with staggered three-year terms. As a result, only one class of directors will be elected at each annual meeting of stockholders. Each of the two other classes of directors will continue to serve for the remainder of its respective three-year term. These provisions, which require the vote of stockholders holding at least a majority of the outstanding common stock to amend, may have the effect of deterring hostile takeovers or delaying changes in the Company's management.

                    RISKS RELATED TO THE COMPANY'S INDUSTRY

IF THE COMPANY IS UNABLE TO ACQUIRE THE NECESSARY WEB DOMAIN NAMES, ITS BRAND AND REPUTATION COULD BE DAMAGED AND IT COULD LOSE CUSTOMERS

    The Company may be unable to acquire or maintain Web domain names relating to its brand in the United States and other countries in which it may conduct business. As a result, the Company may be unable to prevent third parties from acquiring and using domain names relating to its brand. Such use could damage its brand and reputation and take customers away from its Web site. The Company currently holds various relevant domain names, including the "eToys.com" domain name. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the current exclusive registrar for the ".com", ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Such changes in the United States are expected to include a transition from the current system to a system which is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names.

THE COMPANY MAY NEED TO CHANGE THE MANNER IN WHICH IT CONDUCTS ITS BUSINESS IF GOVERNMENT REGULATION INCREASES

    The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which the Company currently conducts its business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on the Company. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet.

    In order to comply with new or existing laws regulating online commerce, the Company may need to modify the manner in which it does business, which may result in additional expenses. For instance, the Company may need to spend time and money revising the process by which it fulfills customers' orders to ensure that each shipment complies with applicable laws. The Company may need to hire additional personnel to monitor its compliance with applicable laws. The Company may also need to modify its software to further protect its customers' personal information.

THE COMPANY MAY BE SUBJECT TO LIABILITY FOR THE INTERNET CONTENT IT PUBLISHES

    As a publisher of online content, the Company faces potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that the Company publishes or distributes. If the Company faces liability, then its reputation and its business may suffer. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services.

THE COMPANY'S NET SALES COULD DECREASE IF IT BECOMES SUBJECT TO SALES AND OTHER TAXES

    If one or more states or any foreign country successfully asserts that the Company should collect sales or other taxes on the sale of its products, the Company's net sales and results of operations could be harmed. The Company does not currently collect sales or other similar taxes for physical shipments of goods into states other than California. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on the Company. In addition, any new operation in states outside California could subject the Company's shipments in such states to state sales taxes under current or future laws. If the Company becomes obligated to collect sales taxes, the Company will need to update its system that processes customers' orders to calculate the appropriate sales tax for each customer order and to remit the collected sales taxes to the appropriate authorities. These upgrades will increase the Company's operating expenses. In addition, the Company's customers may be discouraged from purchasing products from us because they have to pay sales tax, causing the Company's net sales to decrease. As a result, the Company may need to lower prices to retain these customers.

                      RISKS RELATED TO SECURITIES MARKETS

THE COMPANY MAY BE UNABLE TO MEET ITS FUTURE CAPITAL REQUIREMENTS

    The Company cannot be certain that additional financing will be available to it on favorable terms when required, or at all. If the Company raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the Company's common stock and the Company's stockholders may experience additional dilution. The Company requires substantial working capital to fund its business. Since the Company's inception, it has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the foreseeable future. The Company currently anticipates that the net proceeds of this offering, together with the Company's available funds, will be sufficient to meet the Company's anticipated needs for working capital and capital expenditures through at least the next 12 months. The Company may need to raise additional funds prior to the expiration of such period.

THE COMPANY'S COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL STOCKHOLDERS

    The market price for the Company's common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond the Company's control:

    - actual or anticipated variations in the Company's quarterly operating results;

    - announcements of technological innovations or new products or services by the Company or its competitors;

    - changes in financial estimates by securities analysts;

    - conditions or trends in the Internet and/or online commerce industries;

    - changes in the economic performance and/or market valuations of other Internet, online commerce or retail companies;

    - announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

    - additions or departures of key personnel;

    - release of lock-up or other transfer restrictions on the Company's outstanding shares of common stock or sales of additional shares of common stock; and

    - potential litigation

IF THE COMPANY'S STOCK PRICE IS VOLATILE, THE COMPANY COULD FACE A SECURITIES CLASS ACTION LAWSUIT

    In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If the Company were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would cause the Company's stock price to fall.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 4--Commitments and Contingencies in Part I, Item 1, Financial
Statements

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Upon the closing of the initial public offering of the Company's common stock, all outstanding shares of the Company's Series A Preferred Stock (consisting of 21,119,322 shares), Series B Preferred Stock (consisting of 35,659,947 shares) and Series C Preferred Stock (consisting of 1,999,998 shares) were converted on a share-for-share basis into shares of the Company's common stock in accordance with the terms of each such series of preferred stock.

    On July 1, 1999, the Company acquired BabyCenter via a merger pursuant to an Agreement and Plan of Reorganization dated as of April 18, 1999. Based on an exchange ratio of 2.09 shares of eToys' common stock for each share of BabyCenter capital stock, eToys issued on July 1, 1999 an aggregate of 15,986,114 shares of its common stock in exchange for all outstanding shares of BabyCenter capital stock and has reserved 2,716,676 shares of its common stock for issuance upon exercise of assumed BabyCenter options. The issuance of shares of the Company's common stock in the BabyCenter merger was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 3(a)(10) thereof.

    On June 25, 1999, the Company issued 1,680 shares of common stock to a former employee of the Company and 720 shares of common stock to the employee's counsel, in connection with the resolution of an employment claim. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Pursuant to a written consent of the stockholders of the Company dated May 3, 1999, the stockholders of the Company approved the following matters, all of which were reflected in the Company's S-1 or documents filed as exhibits thereto:

    (a) The following directors of the Company were elected for the ensuing year and until their successors are elected: Edward C. Lenk, Peter C.M. Hart, Tony A. Hung, Michael Moritz and Daniel J. Nova.

    (b) The amendment of the Company's 1997 Stock Plan and awards granted thereunder to provide that (a) such awards shall be assumed or equivalent awards substituted by the successor corporation in a change of control, unless the successor corporation does not agree to assume or substitute such awards, in which case the vesting of such awards shall accelerate in full prior to consummation of the transaction and (b) in the event awards are assumed or substituted in connection with a change of control and the employment of a participant holding such an assumed or substituted award is involuntarily terminated within 24 months following consummation of the change of control, the vesting of such assumed award shall accelerate in full immediately prior to the effective date of the involuntary termination.

    (c) The amendment of the Company's 1999 Stock Plan to (i) increase the number of shares of common stock reserved for issuance thereunder by 1,066,666.66 to 8,266,666.66, (ii) increase the set number of shares that is part of the plan's "evergreen" provision by 233,333.33 to

       1,733,333.33, and (iii) provide that the maximum number of shares of common stock currently reserved for issuance under the plan and the maximum aggregate number of shares that may be added to the plan each year through 2004 pursuant to the "evergreen" provision is 16,933,333.33 shares.

    (d) The amendment of the Company's 1999 Employee Stock Purchase Plan to (i) increase the number of shares of common stock reserved for issuance thereunder by 33,333.33 to 333,333.33, (ii) increase the set number of shares that is part of the plan's "evergreen" provision by 26,666.66 to 206,666.66, and (iii) provide that the maximum number of shares of common stock currently reserved for issuance under the plan and the maximum aggregate number of shares that may be added to the plan each year through 2004 pursuant to the "evergreen" provision is 1,366,666.66.

    Holders of 74.4% of the Company's common stock and 87.1% of the Company's preferred stock consented to the foregoing actions, and no shareholders voted against such actions.

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

  2.1 Agreement and Plan of Reorganization by and among eToys Inc., BabyCenter, Inc., and, with respect to Article VII only, Pat Kenealy as Stockholder
       Representative, dated as of April 18, 1999.*

 10.1 Employment Agreement dated as of July 1, 1999, among Matthew Glickman, eToys Inc., and BabyCenter, Inc.

 10.2  Employment Agreement dated as of July 1, 1999, among Mark Selcow, eToys
       Inc., and BabyCenter, Inc.

 10.3 Covenant Not to Compete dated as of July 1, 1999, between Matthew Glickman and eToys Inc.

 10.4 Covenant Not to Compete dated as of July 1, 1999, between Mark Selcow and eToys Inc.

 27.1  Financial Data Schedule

------------------------

  * Incorporated by reference to the registrant's Current Report on Form 8-K dated July 1, 1999.

    (b) Current Reports on Form 8-K

    Immediately following the end of the quarter ended June 30, 1999, the Company filed its Current Report on Form 8-K pertaining to the acquisition of BabyCenter, Inc., which included the following financial statements:

    (i) Audited balance sheets of BabyCenter, Inc. as of September 30, 1997 and 1998 and March 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the period from inception (February 11, 1997) to September 30, 1997, for the year ended September 30, 1998, and for the six months ended March 31, 1999.

    (ii) The Company's audited balance sheets of as of March 31, 1998 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.

   (iii) The Company's Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended March 31, 1999, and the Unaudited Pro Forma Condensed Combined Balance Sheet as of March 31, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, eToys Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                eTOYS INC.

                                By:             /s/ STEVEN J. SCHOCH
                                     -----------------------------------------
                                                  Steven J. Schoch
                                             Senior Vice President and
                                              Chief Financial Officer

DATED: August 13, 1999

                                 EXHIBIT INDEX

 EXHIBITS
-----------
     10.1    Employment Agreement dated as of July 1, 1999, among Matthew Glickman, eToys Inc., and BabyCenter, Inc.

     10.2    Employment Agreement dated as of July 1, 1999, among Mark Selcow, eToys Inc., and BabyCenter, Inc.

     10.3    Covenant Not to Compete dated as of July 1, 1999, between Matthew Glickman and eToys Inc.

     10.4    Covenant Not to Compete dated as of July 1, 1999, between Mark Selcow and eToys Inc.

     27.1    Financial Data Schedule