Form 10-Q
period 1999-09-30
ETOYS INC
filed 1999-11-15
CIK 1052245

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended SEPTEMBER 30, 1999           Commission File No. 000-25709

                            ------------------------

                                   ETOYS INC.

             (Exact name of registrant as specified in its charter)

         DELAWARE               95-4633006
      (State or other        (I.R.S. Employer
      jurisdiction of
     incorporation or         Identification
       organization)               No.)

                        3100 OCEAN PARK BLVD., SUITE 300
                             SANTA MONICA, CA 90405
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (310) 664-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

119,756,125 shares of $0.0001 par value common stock outstanding as of October 31, 1999

                                  Page 1 of 32
                            Exhibit Index on Page 32

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   ETOYS INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                                                    PAGE
                                                                                                 -----------
PART I--FINANCIAL INFORMATION
             Item 1.  Consolidated Financial Statements........................................           3
             Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                      of Operations............................................................          10
             Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............          28

PART II--OTHER INFORMATION
             Item 1.  Legal Proceedings........................................................          30
             Item 2.  Changes in Securities and Use of Proceeds................................          30
             Item 3.  Defaults upon Senior Securities..........................................          30
             Item 4.  Submission of Matters to a Vote of Security Holders......................          30
             Item 5.  Other Information........................................................          30
             Item 6.  Exhibits and Reports on Form 8-K.........................................          30
Signatures.....................................................................................          31
Exhibit Index..................................................................................          32

PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   ETOYS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   QUARTER ENDED            SIX MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                              ------------------------  ------------------------
                                                                 1999         1998         1999         1998
                                                              -----------  -----------  -----------  -----------
                                                              (UNAUDITED)  (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
Net sales...................................................   $  13,306    $     608    $  21,281    $     989
Cost of sales...............................................      10,752          496       17,209          807
                                                               ---------    ---------    ---------    ---------
Gross profit................................................       2,554          112        4,072          182
Operating expenses:
  Marketing and sales.......................................      20,012        2,372       31,585        3,742
  Product development.......................................      12,188          697       17,023        1,101
  General and administrative................................       4,298          554        7,254          893
  Goodwill amortization.....................................       9,546           80        9,626          159
  Deferred compensation amortization........................       3,314           69        7,096          113
                                                               ---------    ---------    ---------    ---------
    Total operating expenses................................      49,358        3,772       72,584        6,008
                                                               ---------    ---------    ---------    ---------
Operating loss..............................................     (46,804)      (3,660)     (68,512)      (5,826)
Interest income, net........................................       1,860          277        2,786          272
Provision for taxes.........................................          --           --           (1)          --
                                                               ---------    ---------    ---------    ---------

Net loss....................................................   $ (44,944)   $  (3,383)   $ (65,727)   $  (5,554)
                                                               =========    =========    =========    =========

Basic net loss per equivalent share.........................   $   (0.38)   $   (0.10)   $   (0.71)   $   (0.17)
                                                               =========    =========    =========    =========

Pro forma basic net loss per equivalent share...............   $   (0.38)   $   (0.04)   $   (0.60)   $   (0.07)
                                                               =========    =========    =========    =========

Shares used in computation of basic net loss per equivalent
  share (1).................................................     119,374       32,893       92,960       32,866
                                                               =========    =========    =========    =========

Shares used to compute pro forma basic net loss per
  equivalent share (2)......................................     119,374       87,523      108,784       74,645
                                                               =========    =========    =========    =========

------------------------

(1) Includes shares associated with the Redeemable Convertible Preferred Stock effective as of the closing of the Company's initial public offering. See
    Note 5 to the Consolidated Financial Statements.

(2) Includes shares associated with the Redeemable Convertible Preferred Stock as if such conversion occurred on April 1, 1998, or at the date of original issuance, if later. See Note 5 to the Consolidated Financial Statements.

                            See accompanying notes.

                                   ETOYS INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         SEPTEMBER 30,  MARCH 31,
                                                                                             1999          1999
                                                                                         -------------  ----------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents............................................................   $   140,601   $   20,173
  Inventories..........................................................................        51,379        5,067
  Prepaids and other current assets....................................................        18,684        1,577
                                                                                          -----------   ----------
Total current assets...................................................................       210,664       26,817
Property and equipment.................................................................        23,365        2,505
  Accumulated depreciation.............................................................        (2,156)        (369)
                                                                                          -----------   ----------
                                                                                               21,209        2,136
Goodwill, net of accumulated amortization..............................................       180,066          637
Other assets...........................................................................         2,238        1,076
                                                                                          -----------   ----------
Total assets...........................................................................   $   414,177   $   30,666
                                                                                          ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................   $    66,471   $    4,236
  Accrued expenses.....................................................................         6,798          530
  Current portion of long-term notes payable and capital lease obligations.............         3,083          230
                                                                                          -----------   ----------
Total current liabilities..............................................................        76,352        4,996
Long-term notes payable and capital lease obligations..................................         6,371          477
Redeemable Convertible Preferred Stock, 19,593,089 shares authorized:
  Series A Preferred Stock; $.0001 par value; none and 7,023,645 shares issued and
    outstanding at September 30, 1999 and March 31, 1999, respectively.................            --        4,355
  Series B Preferred Stock; $.0001 par value; none and 11,886,649 shares issued and
    outstanding at September 30, 1999 and March 31, 1999, respectively.................            --       24,952
  Series C Preferred Stock; $.0001 par value; none and 666,666 shares issued and
    outstanding at September 30, 1999 and March 31, 1999, respectively.................            --       19,984
Commitments and contingencies
Stockholders' equity:
  Common stock; $.0001 par value, 600,000,000 shares authorized; 119,643,088 and
    34,535,415 issued and outstanding at September 30, 1999 and March 31, 1999,
    respectively.......................................................................            12            3
  Additional paid-in-capital...........................................................       474,886       45,837
  Receivables from stockholders........................................................        (1,892)        (138)
  Deferred compensation................................................................       (44,997)     (38,974)
  Accumulated other comprehensive loss.................................................            (2)          --
  Accumulated deficit..................................................................       (96,553)     (30,826)
                                                                                          -----------   ----------
Total stockholders' equity (deficit)...................................................       331,454      (24,098)
                                                                                          -----------   ----------
Total liabilities and stockholders' equity.............................................   $   414,177   $   30,666
                                                                                          ===========   ==========

                            See accompanying notes.

                                   ETOYS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         ------------------------
                                                                                            1999         1998
                                                                                         -----------  -----------
                                                                                         (UNAUDITED)  (UNAUDITED)
OPERATING ACTIVITIES
Net loss...............................................................................   $ (65,727)   $  (5,554)
Adjustments to reconcile net loss to net cash used in operating activities:
  Noncash interest.....................................................................          --           38
  Depreciation.........................................................................       1,373          109
  Amortization of intangibles..........................................................       9,906          159
  Deferred compensation amortization related to stock options..........................       7,096          113
  Other, net...........................................................................          71           --
  Changes in operating assets and liabilities:
    Inventories........................................................................     (44,692)      (1,667)
    Prepaids and other current assets..................................................     (15,500)      (2,892)
    Accounts payable...................................................................      59,660        1,964
    Accrued expenses...................................................................       1,836           23
                                                                                          ---------    ---------
Net cash used in operations............................................................     (45,977)      (7,707)

INVESTING ACTIVITIES
Capital expenditures for property and equipment........................................     (10,024)      (1,435)
Net cash received from acquisition of BabyCenter, net of acquisition costs.............       2,571           --
Other, net.............................................................................      (1,389)        (831)
                                                                                          ---------    ---------
Net cash used in investing activities..................................................      (8,842)      (2,266)

FINANCING ACTIVITIES
Proceeds from bridge loan..............................................................          --        5,000
Payments on bridge loan................................................................          --       (2,238)
Proceeds from issuance of Redeemable Convertible Preferred Stock.......................          --       22,008
Proceeds from issuance of common stock and exercise of stock options...................     176,190            2
Payments on notes payable and capital leases...........................................      (1,051)         (14)
Proceeds from receivables from stockholders............................................         108           13
                                                                                          ---------    ---------
Net cash provided by financing activities..............................................     175,247       24,771
                                                                                          ---------    ---------
Net increase in cash and cash equivalents..............................................     120,428       14,798
Cash and cash equivalents at beginning of period.......................................      20,173        1,552
                                                                                          ---------    ---------
Cash and cash equivalents at end of period.............................................   $ 140,601    $  16,350
                                                                                          =========    =========

Supplemental disclosures:
  Interest paid........................................................................   $     180    $      44
  Notes payable and capital lease obligations incurred.................................   $   7,788    $      75
  Acquisition of BabyCenter:
    Fair value of assets acquired (including goodwill).................................   $ 197,635    $      --
    Liabilities assumed................................................................      (9,017)          --
    Stock issued.......................................................................    (189,988)          --
    Assumption of stockholders' receivables............................................       1,862           --
                                                                                          ---------    ---------
    Cash paid..........................................................................         492           --
    Cash acquired......................................................................      (3,063)          --
                                                                                          ---------    ---------
  Net cash received from acquisition of BabyCenter.....................................   $   2,571    $      --
                                                                                          =========    =========

                            See accompanying notes.

                                   ETOYS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated financial statements as of September 30, 1999 and 1998 have been prepared by eToys Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. These consolidated financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Form S-1 Registration Statement declared effective May 19, 1999 (the "S-1").

    Certain prior-period balances have been reclassified to conform to the current-period presentation.

CASH AND CASH EQUIVALENTS

    All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest, which approximates fair value. Interest income was $2.0 million and $0.3 million for the quarters ended September 30, 1999 and 1998, respectively, and $3.0 million and $0.3 million for the six months ended September 30, 1999 and 1998, respectively, and is included within interest income, net, in the accompanying consolidated statements of operations.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company's foreign subsidiary is the local currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the period end exchange rates, and revenues and expenses are translated at average rates prevailing during the periods presented. Translated adjustments are included in accumulated other comprehensive loss, a separate component of stockholders' equity. Transaction gains or losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the consolidated statements of operations.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   ETOYS INC.

                                  (UNAUDITED)

NOTE 1--ACCOUNTING POLICIES (CONTINUED)
COMPREHENSIVE LOSS

    As of April 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Comprehensive loss is composed of net loss and foreign currency translation adjustments. Comprehensive loss was $44.9 million and $3.4 million for the quarters ended September 30, 1999 and 1998, respectively, and $65.7 million and $5.6 million for the six months ended September 30, 1999 and 1998, respectively.

NOTE 2--BABYCENTER ACQUISITION

    On July 1, 1999, the Company completed its acquisition of BabyCenter, Inc. ("BabyCenter") pursuant to a reorganization agreement executed in April 1999. As consideration for the purchase, the Company issued to the stockholders of BabyCenter approximately 16.0 million shares of the Company's common stock valued at $190.0 million based upon the stock price as of the date that the transaction was announced.

    The acquisition has been accounted for as a purchase and the acquisition costs of $190.0 million have been allocated to the assets acquired and the liabilities assumed based upon estimates of their respective fair values. A total of $189.0 million, representing the excess of the purchase price over the fair value of the net tangible assets acquired, has been allocated to intangible assets and is being amortized over five years. Accumulated amortization totaled $9.9 million and $0.3 million as of September 30, 1999 and March 31, 1999, respectively.

    The Company's consolidated results of operations incorporates BabyCenter's results of operations commencing upon the July 1, 1999 acquisition date. The unaudited pro forma combined information below presents the combined results of operations of the Company as if the acquisition had occurred at the beginning of the respective periods presented. The unaudited pro forma combined information, based upon the historical consolidated financial statements of the Company and BabyCenter, is based on an acquisition cost of $190.0 million and assumes that an estimated $189.0 million excess of acquisition cost over the book value of BabyCenter's net tangible assets is allocated to intangible assets with a useful life of five years.

                                                                                                  SIX MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                                --------------------
                                                                                                  1999       1998
                                                                                                ---------  ---------
                                                                                                (IN MILLIONS, EXCEPT
                                                                                                 PER SHARE AMOUNTS)
Revenues......................................................................................  $    23.3  $     2.7
Net loss......................................................................................  $   (82.3) $   (25.0)
Net loss per share (1)........................................................................  $   (0.71) $   (0.28)

------------------------

(1) Net loss per share excluding amortization of intangible assets and deferred compensation would be $(0.47) and $(0.06) for the six months ended September 30, 1999 and 1998, respectively. Net loss per share is calculated using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Redeemable Convertible Preferred

                                   ETOYS INC.

                                  (UNAUDITED)

NOTE 2--BABYCENTER ACQUISITION (CONTINUED)
    Stock and the issuance of approximately 16.0 million shares to stockholders of BabyCenter as if such events had occurred on April 1, 1998.

    The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

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

NOTE 4--COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment related claims and claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

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

                                   ETOYS INC.

                                  (UNAUDITED)

NOTE 5--STOCKHOLDERS' EQUITY (CONTINUED)
    The following table sets forth the computation of basic and pro forma net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                         QUARTER ENDED        SIX MONTHS ENDED
                                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                                     ---------------------  ---------------------
                                                                        1999       1998        1999       1998
                                                                     ----------  ---------  ----------  ---------
Numerator:
  Net loss--as reported............................................  $  (44,944) $  (3,383) $  (65,727) $  (5,554)
  Denominator:
  Weighted average shares..........................................     119,374     32,893      92,960     32,866
                                                                     ----------  ---------  ----------  ---------
  Denominator for basic calculation................................     119,374     32,893      92,960     32,866
Weighted average effect of pro forma securities:
  Series A Redeemable Convertible Preferred Stock..................          --     18,970       5,685     18,962
  Series B Redeemable Convertible Preferred Stock..................          --     35,660       9,601     22,817
  Series C Redeemable Convertible Preferred Stock..................          --         --         538         --
                                                                     ----------  ---------  ----------  ---------
  Denominator for pro forma calculation............................     119,374     87,523     108,784     74,645
                                                                     ==========  =========  ==========  =========
Net loss per share:
  Basic............................................................  $    (0.38) $   (0.10) $    (0.71) $   (0.17)
                                                                     ==========  =========  ==========  =========
  Pro forma........................................................  $    (0.38) $   (0.04) $    (0.60) $   (0.07)
                                                                     ==========  =========  ==========  =========

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

RESULTS OF OPERATIONS

NET SALES

                                                   QUARTER ENDED                     SIX MONTHS ENDED
                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                --------------------               --------------------
                                                  1999       1998      % CHANGE      1999       1998      % CHANGE
                                                ---------  ---------  -----------  ---------  ---------  -----------
                                                   (IN THOUSANDS)                     (IN THOUSANDS)
        Net sales.............................  $  13,306  $     608       2,089%  $  21,281  $     989       2,052%

    Net sales consist of product sales to customers and charges to customers for outbound shipping and handling and gift-wrapping and are net of product returns, promotional discounts and coupons. Growth in net sales for the quarter ended and six months ended September 30, 1999 versus the same periods in the prior year reflect a significant increase in units sold due to the growth of the Company's customer base, repeat purchases from the Company's existing customers, and the addition of BabyCenter's operations and growing customer base. Cumulative customer accounts increased during the quarter to 611,000 at September 30, 1999, an increase of more than 30% from 467,000 customer accounts at June 30, 1999 and a 1,697% increase in customer accounts over September 30, 1998. Repeat customer orders represented approximately 42% of orders placed in the quarter ended September 30, 1999.

GROSS PROFIT

                                                        QUARTER ENDED                     SIX MONTHS ENDED
                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                     --------------------               --------------------
                                                       1999       1998      % CHANGE      1999       1998      % CHANGE
                                                     ---------  ---------  -----------  ---------  ---------  -----------
                                                        (IN THOUSANDS)                     (IN THOUSANDS)
        Gross profit...............................  $   2,554  $     112       2,180%  $   4,072  $     182       2,137%

    Gross profit is net sales less the cost of sales, which consists of the cost of products sold to customers, outbound and inbound shipping and handling costs, and gift wrapping costs. Gross profit increased in absolute dollars for the quarter ended and six months ended September 30, 1999 versus the same periods in the prior year, reflecting the Company's increased sales volume. Additionally, gross profit increased as a percentage of sales by 0.8% for the quarter ended and 0.7% for the six months ended September 30, 1999 as compared to the same periods in the prior year. The increase of gross profit as a percentage of sales is primarily attributable to better purchasing efficiencies, partially offset by a shift in product mix towards lower-margin video game products. The Company believes that providing its customers with superior customer service is an essential component of its business strategy. Accordingly, the Company may incur additional costs in order to meet customer expectations, which would impact gross profit. The Company over time intends to expand its operations by the addition of new product categories and by expanding the breadth and depth of its product or service offerings. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities.

MARKETING AND SALES

                                                   QUARTER ENDED                       SIX MONTHS ENDED
                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                --------------------                 --------------------
                                                  1999       1998       % CHANGE       1999       1998       % CHANGE
                                                ---------  ---------  -------------  ---------  ---------  -------------
                                                   (IN THOUSANDS)                       (IN THOUSANDS)
        Marketing and sales...................  $  20,012  $   2,372          744%   $  31,585  $   3,742          744%

    Marketing and sales expenses consist primarily of advertising and promotional expenditures, distribution facility expenses, including equipment and supplies, and payroll and related expenses for personnel engaged in marketing, customer service and distribution activities. Marketing and sales expenses increased in absolute dollars for the quarter ended and six months ended September 30, 1999 as compared to the same periods in the prior year primarily due to increases in the Company's advertising and promotional expenditures in anticipation of the upcoming peak holiday shopping season, increased payroll and related costs for fulfilling the higher level of customer demand, and additional costs incurred in the expansion of the Company's distribution facilities. Such expenses decreased as a percentage of net sales for the quarter ended and six months ended September 30, 1999, as compared to the corresponding prior year periods, due to the significant increase in net sales for the respective periods. The Company intends to continue to pursue an aggressive branding and marketing campaign and, therefore, expects marketing and sales expenses to increase significantly in absolute dollars in future periods. In addition, the Company expects marketing and sales expenses to increase in absolute dollars as the Company expands and refines its distribution facilities and operations to accommodate increases in sales volume and the Company may incur additional costs in order to meet customer expectations.

PRODUCT DEVELOPMENT

                                                   QUARTER ENDED                     SIX MONTHS ENDED
                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                --------------------               --------------------
                                                  1999       1998      % CHANGE      1999       1998      % CHANGE
                                                ---------  ---------  -----------  ---------  ---------  -----------
                                                   (IN THOUSANDS)                     (IN THOUSANDS)
        Product development...................  $  12,188  $     697       1,649%  $  17,023  $   1,101       1,446%

    Product development expenses consist primarily of payroll and related expenses for merchandising, Web site development and information technology personnel, Internet access and hosting charges and Web content and design expenses. The absolute dollar increase in product development expenses for the quarter ended and six months ended September 30, 1999 as compared to the same periods in the prior year was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of the Company's Web site and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure. Such expenses decreased as a percentage of net sales for the quarter ended and six months ended September 30, 1999, as compared to the corresponding prior year periods, due to the significant increase in net sales for the respective periods. The Company believes that continued investment in product development is critical to attaining its strategic objectives. In addition to ongoing investments in its Web site stores and infrastructure, the Company intends to increase investments in product, service and international expansion. As a result, the Company expects product development expenses to increase significantly in absolute dollars.

GENERAL AND ADMINISTRATIVE

                                                        QUARTER ENDED                       SIX MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                     --------------------                 --------------------
                                                       1999       1998       % CHANGE       1999       1998       % CHANGE
                                                     ---------  ---------  -------------  ---------  ---------  -------------
                                                        (IN THOUSANDS)                       (IN THOUSANDS)
        General and administrative.................  $   4,298  $     554          676%   $   7,254  $     893          712%

    General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. The increase in general and administrative expenses for the quarter ended and six months ended September 30, 1999 as compared to the same periods in the prior year was primarily due to increased headcount and associated costs, legal and professional fees, facilities and other related costs. The Company expects general and administrative expenses to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business and international expansion.

GOODWILL AND INTANGIBLE ASSETS

    As a result of the acquisition of BabyCenter, the Company recorded goodwill of approximately $189.0 million, which is to be amortized over five years. As such, goodwill amortization for the quarter ended and six months ended
September 30, 1999 of $9.5 million and $9.6 million, respectively, reflects a full quarter of goodwill amortization from the BabyCenter purchase, in addition to amortization of goodwill recorded from a previous acquisition. To the extent the amount of this recorded goodwill is increased or the Company does not generate additional sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired or be subject to earlier write-off. In such event, the net loss in any given period could be greater than anticipated and the market price of the Company's stock could decline.

DEFERRED COMPENSATION

    In the six months ended September 30, 1999, the Company recorded total deferred stock compensation of $13.8 million in connection with stock options granted during the period. Deferred stock compensation is amortized to expense over the vesting periods of the applicable options, resulting in $3.3 million and $7.1 million for the quarter ended and six months ended September 30, 1999, respectively. The Company expects to record $7.0 million of amortization over the remaining six months ended March 31, 2000. These amounts represent the difference between the exercise price of stock option grants and the deemed fair value of the Company's common stock at the time of such grants.

    Amortization of deferred compensation for each of the next four fiscal years is expected to be as follows:

                                                                                                          AMOUNT
                                                                                                            IN
YEAR ENDED                                                                                               THOUSANDS
------------------------------------------------------------------------------------------------------  -----------
March 31, 2001........................................................................................   $  13,974
March 31, 2002........................................................................................      13,970
March 31, 2003........................................................................................       9,791
March 31, 2004........................................................................................         276

INTEREST INCOME AND EXPENSE

                                                        QUARTER ENDED                     SIX MONTHS ENDED
                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                     --------------------               --------------------
                                                       1999       1998      % CHANGE      1999       1998       % CHANGE
                                                     ---------  ---------  -----------  ---------  ---------  -------------
                                                        (IN THOUSANDS)                     (IN THOUSANDS)
        Interest income............................  $   2,022  $     283         614%  $   2,966  $     316          839%
        Interest expense...........................  $     162  $       6       2,600%  $     180  $      44          309%

    Interest income increased for the quarter ended and six months ended September 30, 1999 as compared to the corresponding prior year periods due to higher cash balances resulting from the proceeds in the Company's initial public offering. Interest expense consists primarily of interest on asset acquisitions financed through notes payable and capital leases. Interest expense for the quarter ended and six months ended September 30, 1999 increased as compared to the corresponding prior year periods due to additional asset acquisitions financed through notes payable and capital lease obligations.

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

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1999, the Company's principal source of liquidity consisted of $140.6 million of cash and cash equivalents compared to $20.2 million of cash and cash equivalents at March 31, 1999.

    Net cash used in operating activities was $46.0 million and $7.7 million for the six months ended September 30, 1999 and 1998, respectively. Net operating cash flows were primarily attributable to net losses, reduced by noncash charges of depreciation and amortization, as well as increases in inventories, prepaid expenses and other, which were offset by increases in accounts payable and accrued expenses.

    Net cash used in investing activities was $8.8 million for the six months ended September 30, 1999 and consisted of purchases of fixed assets and other assets, offset by cash received from the acquisition of BabyCenter. Cash available for investment purposes increased substantially in 1999 as a result of the proceeds from the issuance of common stock in the initial public offering. Net cash used in investing activities for the six months ended September 30, 1998 was $2.3 million and consisted of purchases of fixed assets and other assets.

    Net cash provided by financing activities of $175.2 million for the six months ended September 30, 1999 resulted from net proceeds from issuance of common stock in the Company's initial public offering, offset by payments on notes payable and capital leases. Net cash provided by financing activities for the six months ended September 30, 1998 was $24.8 million and resulted from net proceeds from the issuance of redeemable convertible preferred stock and proceeds from bridge loan financing, offset by payments on the bridge loan.

    The Company believes that current cash and cash equivalents will be sufficient to meet its anticipated cash needs through the remainder of the fiscal year ended March 31, 2000. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company will likely seek to sell additional equity or debt securities or to obtain a line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

    The Company has reviewed the year 2000 compliance of its internally developed proprietary software. This review has included testing to determine how systems will function at and beyond the year 2000. Since inception, the Company has internally developed substantially all of the systems for the operation of its Web site. These systems include the software used to provide the Web site's search, customer interaction, and transaction-processing and distribution functions, as well as monitoring and back-up capabilities. Based upon its assessment to date, the Company believes that its internally developed proprietary software is year 2000 compliant, although there can be no assurance in this regard.

    The Company has assessed the year 2000 readiness of its third-party supplied software, computer technology and other services, which include software for use in its accounting, database and security systems. The failure of such software or systems to be year 2000 compliant could have a material negative impact on the accounting functions and the operation of the Web site. As part of the assessment of the year 2000 compliance of these systems, the Company sought assurances from these vendors that their software, computer technology and other services are year 2000 compliant. The Company has expensed amounts incurred in connection with year 2000 assessment since its formation through September 30, 1999. Such amounts have not been material. Based upon the results of this assessment, the Company believes that its third-party supplied software, computer technology and other services are year 2000 compliant. Accordingly, the Company has determined that it is not necessary to develop a remediation plan with respect to third-party software, third-party vendors and computer technology and services with respect to year 2000 compliance.

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

    - the continued development of the Company's Web site and consumer-driven technology, the systems that it uses to process customers' orders and payments, and its computer network;

    - the expansion of the Company's product offerings and Web site content;

    - development of relationships with strategic business partners; and

    - international expansion of the Company's operations

    As of September 30, 1999, the Company had an accumulated deficit of $96.6 million. The Company incurred net losses of $44.9 million for the quarter ended September 30, 1999 and $20.8 million for the quarter ended June 30, 1999.

    In addition, because of its acquisition of BabyCenter, the Company expects that its losses will increase even more significantly because of additional costs and expenses related to:

    - an increase in the number of employees;

    - an increase in sales and marketing activities;

    - an increase in Web site development activities and associated content;

    - additional facilities and infrastructure; and

    - assimilation of operations and personnel.

    Also, as a result of the acquisition of BabyCenter, the Company has recorded a significant amount of goodwill, the amortization of which will significantly reduce the Company's earnings and profitability for the foreseeable future. The recorded goodwill of approximately $189.0 million will be amortized over a five-year period. To the extent the Company does not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to earlier write-off. In such event, the Company's net loss in any given period could be greater than anticipated and the market price of the Company's stock could decline.

    The Company's ability to become profitable depends on its ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. If the Company does achieve profitability, it cannot be certain that it would be able to sustain or increase profitability on a quarterly or annual basis in the future.

ANY FAILURE OF THE COMPANY TO SUCCESSFULLY EXPAND ITS DISTRIBUTION OPERATIONS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY

    Any failure of the Company to successfully expand its distribution operations to accommodate increases in demand and customer orders would have a material adverse effect on the Company's business prospects, financial condition and operating results. Under such circumstances, the material adverse effects may include, among other things, an inability to increase net sales in accordance with the expectations of securities analysts and investors; increases in costs that the Company may incur to meet customer expectations; increases in fulfillment expenses if the Company is required to rely on more expensive fulfillment systems than anticipated or incur additional costs for balancing merchandise inventories among multiple distribution facilities; loss of customer loyalty and repeat business from customers if they become dissatisfied with the Company's delivery services; and damage to the Company's reputation and brand image arising from uncertainty with respect to its distribution operations. These risks are greatest during the fourth calendar quarter of each year, when the Company's sales increase substantially relative to other quarters and the demand on its distribution operations increases proportionately. Since the Company's limited operating history makes it difficult to accurately estimate the number of orders that may be received during the fourth calendar quarter, the Company may experience either inadequate or excess fulfillment capacity during this quarter, either of which could have a material adverse impact on the Company. The occurrence of one or more of these events would be likely to cause the market price of the Company's common stock to decline.

    The Company currently operates its own distribution facility in Commerce, California and uses the services of third-party distribution facilities located in Provo, Utah and St. Cloud, Minnesota operated by Fingerhut. The Company's BabyCenter subsidiary also operates a distribution facility located in San Francisco, California. The Company has in the past and continues to devote substantial resources to the expansion of its distribution operations among these facilities. This expansion may cause disruptions in the Company's business as well as unexpected costs. The Company is not experienced with coordinating and managing distribution operations in geographically distant locations or with certain of the automation and technological features of the distribution operations at the Provo, Utah facility, which continue to be developed and refined to meet the Company's needs. The distribution facilities operated by Fingerhut also rely on the service of unionized employees, exposing the Company to risks related to labor strikes or similar activities. As the Company continues to integrate its existing distribution operations with those of Fingerhut, the Company anticipates that it will continue to fulfill orders from its own Commerce, California and San Francisco, California facilities. This may result in increased costs as the Company seeks to meet customers' expectations, balance merchandise inventories among its distribution facilities and take other steps that may be necessary to meet the demands placed on its distribution operations, particularly during the fourth calendar quarter of the year. The Company has also leased a distribution facility located in Virginia, which the Company is devoting substantial resources to developing in order to begin operations at that facility in 2000. Despite the fact that the Company devotes substantial resources to the expansion and refinement of its distribution operations, there can be no assurance that its existing or future distribution operations will be sufficient to accommodate increases in demand and customer orders.

IF THE COMPANY EXPERIENCES PROBLEMS IN ITS DISTRIBUTION OPERATIONS, IT COULD LOSE CUSTOMERS

    The Company relies upon third-party carriers for product shipments, including shipments to and from the Company's distribution facilities. The Company is therefore subject to the risks, including employee strikes and inclement weather associated with such carriers' ability to provide delivery services to meet the Company's shipping needs. In addition, failure to deliver products to the Company's customers in a timely manner would damage its reputation and brand. The Company also depends upon temporary employees to adequately staff the Company's distribution facilities, particularly during the holiday shopping season. If the Company does not have sufficient sources of temporary employees, it could lose customers.

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

    - seasonality;

    - the Company's inability to manage inventory levels or control inventory shrinkage;

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

    - the amount and timing of operating costs and capital expenditures relating to expansion of the Company's operations, including international expansion;

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

THE COMPANY FACES THE RISK OF INVENTORY SHRINKAGE

    If the security measures the Company uses at its distribution facilities do not prevent inventory shrinkage, the Company's gross profit margin may significantly decrease. The Company has undertaken a number of measures designed to address inventory shrinkage, including the installation of enhanced security measures at its distribution facilities. These measures may not successfully reduce or prevent inventory shrinkage in future periods. The Company's failure to successfully improve the security measures it uses at its distribution facilities may cause its gross profit margins and results of operations to be significantly below expectations in future periods.

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

TO MANAGE THE COMPANY'S GROWTH AND EXPANSION, THE COMPANY NEEDS TO CONTINUE TO IMPROVE FINANCIAL AND MANAGERIAL CONTROLS AND REPORTING SYSTEMS AND PROCEDURES. IF THE COMPANY IS UNABLE TO DO SO SUCCESSFULLY, ITS RESULTS OF OPERATIONS MAY BE IMPAIRED

    The Company's rapid growth in personnel and operations has placed, and will continue to place, a significant strain on the Company's management, information systems and resources. In addition, with the acquisition of BabyCenter, the Company added over 160 new employees, including managerial, technical and operations personnel, and has been required to assimilate substantially all of BabyCenter's operations into the Company's operations. Further, during 1999, the Company expanded its distribution operations to include not only its own distribution facility in Commerce, California, but also the use of services of third-party distribution facilities located in Provo, Utah and St. Cloud, Minnesota operated by Fingerhut. This expansion may cause disruptions in the Company's business as well as unexpected costs. The Company is not experienced with coordinating and managing distribution operations in geographically distant locations or with certain of the automation and technological features of the distribution operations at the Provo, Utah facility, which continue to be developed and refined to meet the Company's needs. The integration of information systems operated by the Company and Fingerhut may negatively affect the Company's ability to obtain financial information and other data on a timely and reliable basis.

    In order to manage this growth effectively, the Company needs to continue to improve its financial and managerial controls and reporting systems and procedures. If the Company continues to experience a significant increase in the number of its personnel and expansion of its distribution operations, the Company's existing management team may not be able to effectively train, supervise and manage all of the Company's personnel or effectively oversee all of the Company's distribution operations. In addition, the Company's existing information systems may not be able to handle adequately the increased volume of information and transactions that would result from increased growth. The Company's failure to successfully improve and integrate these systems and procedures may cause its results of operations to be below expectations.

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

THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS

    The online commerce market is new, rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm the Company's net sales and results of operations. The Company expects competition to intensify in the future because current and new competitors can enter its market with little difficulty and can launch new Web sites at a relatively low cost. In addition, the children and baby products industries, including toy, video game, software, video, books and music are intensely competitive.

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

    - other online companies that include toy and children and baby products as part of their product offerings, such as Amazon.com, Barnesandnoble.com, CDnow, Beyond.com, Reel.com, iBaby, BabyCatalog.com, iVillage and Women.com;

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

    The occurrence of an earthquake or other natural disaster or unanticipated problems at the Company's leased facilities in Southern California or Northern California, or at the third-party facility in

Sunnyvale, California that houses substantially all of the Company's computer and communications hardware systems, could cause interruptions or delays in the Company's business, loss of data or render us unable to accept and fulfill customer orders. The Company's leased facilities in Southern and Northern California house substantially all of its product development and information systems, as well as a significant portion of its inventory. Any such interruptions or delays at either of these facilities would reduce the Company's net sales. In addition, the Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company has no formal disaster recovery plan and its business interruption insurance may not adequately compensate it for losses that may occur. In addition, the failure by the third-party facility to provide the data communications capacity required by the Company, as a result of human error, natural disaster or other operational disruptions, could result in interruptions in the Company's service. The occurrence of any or all of these events could damage the Company's reputation and brand and impair the Company's business.

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

THE COMPANY'S NET SALES AND GROSS MARGINS WOULD DECREASE IF IT EXPERIENCES SIGNIFICANT CREDIT CARD FRAUD

    A failure to adequately control fraudulent credit card transactions would reduce the Company's net sales and its gross margins because the Company does not carry insurance against this risk. The Company has developed technology to help it to detect the fraudulent use of credit card information. Nonetheless, to date, the Company has suffered losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, the Company is liable for fraudulent credit card transactions because it does not obtain a cardholder's signature.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND COULD IMPAIR ITS BUSINESS.

    Other parties may assert infringement or unfair competition claims against the Company. In the past, a toy distributor using a name similar to the Company's sent the Company notice of a claim of infringement of proprietary rights, which claim was subsequently withdrawn. The Company has also received a claim from the holders of a home shopping video catalog patent and a remote query communication system patent that the Company's Internet marketing program and Web site operations, respectively, infringe such patents. The Company expects to receive other notices from other third parties in the future. The Company cannot predict whether third parties will assert claims of infringement against us, or whether any past or future assertions or prosecutions will harm the Company's business. If the Company is forced to defend against any such claims, whether they are with or without merit or are determined in the Company's favor, then the Company may face costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, the Company may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against the Company and the Company is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could impair the Company's business.

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

    The loss of the services of one or more of the Company's key personnel could seriously interrupt its business. The Company depends on the continued services and performance of the Company's senior management and other key personnel, particularly Edward C. Lenk, the Company's President, Chief Executive Officer and Uncle of the Board. The Company's future success also depends upon the continued service of the Company's executive officers and other key sales, marketing and support personnel. The majority of the Company's senior management joined the Company in the last twelve months, including the Company's Chief Financial Officer, Chief Information Officer, Senior Vice President of Operations and Senior Vice President of Marketing. The Company's future success depends on these officers effectively working together with the Company's original management team. The Company's success will also depend on a successful integration of BabyCenter's management with the Company's senior management team. None of the Company's officers or key employees is bound by an employment agreement for any specific term other than the Chief Executive Officer and the President of BabyCenter. The Company's relationships with these officers and key employees are at will. The Company does not have "key person" life insurance policies covering any of its employees.

THE COMPANY MAY BE ADVERSELY IMPACTED IF THE SOFTWARE, COMPUTER TECHNOLOGY AND OTHER SYSTEMS IT USES ARE NOT YEAR 2000 COMPLIANT

    Any failure of the Company's material systems, its vendors' material systems or the Internet to be year 2000 compliant would have material adverse consequences for the Company. Such consequences would include difficulties in operating the Company's Web site effectively, taking product orders, making product deliveries or conducting other fundamental parts of the Company's business. The Company has assessed the year 2000 readiness of the software, computer technology and other services that it uses which may not be year 2000 compliant. At this time, the Company has not developed a contingency plan to address situations that may result if the Company or its vendors are unable to achieve year 2000 compliance. The cost of developing and implementing such a plan, if necessary, could be material.

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

    If the Company is presented with appropriate opportunities, the Company intends to make other investments in complementary companies, products or technologies. The Company may not realize the anticipated benefits of any other acquisition or investment. If the Company buys another company, the Company will likely face the same risks, uncertainties and disruptions as discussed above with respect to the Company and its BabyCenter merger. Furthermore, the Company may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which would be dilutive to the Company or its existing stockholders.

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

                    RISKS RELATED TO THE COMPANY'S INDUSTRY

IF THE COMPANY IS UNABLE TO ACQUIRE THE NECESSARY WEB DOMAIN NAMES, ITS BRAND AND REPUTATION COULD BE DAMAGED AND IT COULD LOSE CUSTOMERS

    The Company may be unable to acquire or maintain Web domain names relating to its brand in the United States and other countries in which it may conduct business. As a result, the Company may be unable to prevent third parties from acquiring and using domain names relating to its brand. Such use could damage its brand and reputation and take customers away from its Web site. The Company currently holds various relevant domain names, including the "eToys.com" domain name. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the registrar for the ".com", ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Such changes in the

United States are expected to include a transition from the current system to a system which is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names.

THE COMPANY MAY NEED TO CHANGE THE MANNER IN WHICH IT CONDUCTS ITS BUSINESS IF GOVERNMENT REGULATION INCREASES

    The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which the Company currently conducts its business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on the Company. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material, and the Federal Trade Commission recently published the new Children's Online Privacy Protection Rule to become effective April 21, 2000. The European Union recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet.

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

THE COMPANY'S NET SALES COULD DECREASE IF IT BECOMES SUBJECT TO SALES AND OTHER TAXES

    If one or more states or any foreign country successfully asserts that the Company should collect sales or other taxes on the sale of its products, the Company's net sales and results of operations could be harmed. The Company does not currently collect sales or other similar taxes for physical shipments of goods into states other than California. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on the Company. In addition, any new operation in states outside California could subject the Company's shipments in such states to state sales taxes under current or future laws. If the Company becomes obligated to collect sales taxes, the Company will need to update its system that processes customers' orders to calculate the appropriate sales tax for each customer order and to remit the collected sales taxes to the appropriate authorities. These upgrades will increase the Company's operating expenses. In addition, the Company's customers may be discouraged from purchasing products from it because they have to pay sales tax, causing the Company's net sales to decrease. As a result, the Company may need to lower prices to retain these customers.

                      RISKS RELATED TO SECURITIES MARKETS

THE COMPANY MAY BE UNABLE TO MEET ITS FUTURE CAPITAL REQUIREMENTS

    The Company cannot be certain that additional financing will be available to it on favorable terms when required, or at all. If the Company raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the Company's common stock and the Company's stockholders will experience additional dilution. The Company requires substantial working capital to fund its business. Since the Company's inception, it has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the foreseeable future. The Company believes that current cash and cash equivalents will be sufficient to meet its anticipated cash needs through the remainder of the fiscal year ended March 31, 2000. The Company may need to raise additional funds prior to the expiration of such period.

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

    - announcements of technological innovations, increased cost of operations or new products or services by the Company or its competitors;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments.

    INTEREST RATE RISK. The Company maintains a portfolio of highly liquid cash equivalents maturing in three months or less as of the date of purchase. Given the short-term nature of these investments, the Company believes it is not subject to significant interest rate risk with respect to these investments. Additionally, the Company is subject to interest rate risk related to its notes payable and capital lease obligations. The Company's notes payable and capital lease obligations bear interest at fixed rates, and their carrying amount approximates fair value based on borrowing rates currently available to the Company. As such, the Company believes that market risk arising from its notes payable and capital lease obligations is not material.

    FOREIGN CURRENCY RISK. The Company currently has a wholly-owned subsidiary with operations in the United Kingdom. All sales and expenses incurred by the foreign subsidiary are denominated in the British pound, which is considered the functional currency. As such, the Company is exposed to foreign currency risk which arises in part from funding denominated in British pounds provided to the foreign subsidiary and from the translation of the foreign subsidiary's financial results into U.S. dollars during consolidation. As exchange rates vary, results from operations and profitability may be adversely impacted. As of September 30, 1999, the effect of the foreign currency exchange rate fluctuations on the Company has not been material.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Note 4 Commitments and Contingencies in Part I, Item 1, Financial Statements

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

27.1 Financial Data Schedule

    (b) Current Reports on Form 8-K

Current Report on Form 8-K dated July 1, 1999 pertaining to the acquisition of BabyCenter, Inc., which included the following financial statements:

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

                                ETOYS INC.

                                By:             /s/ STEVEN J. SCHOCH
                                     -----------------------------------------
                                                  Steven J. Schoch
                                             SENIOR VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

DATED: November 12, 1999

                                 EXHIBIT INDEX

  EXHIBIT
-----------
      27.1   Financial Data Schedule