Form 10-Q
period 1999-12-31
ETOYS INC
filed 2000-02-14
CIK 1052245

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

   For the quarter ended DECEMBER 31, 1999           Commission file number 000-25709

                            ------------------------

                                   ETOYS INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                  95-4633006
 (State or other jurisdiction                     (I.R.S. Employer
              of                                Identification No.)
incorporation or organization)

                        3100 OCEAN PARK BLVD., SUITE 300
                         SANTA MONICA, CALIFORNIA 90405
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (310) 664-8100

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

120,577,912 shares of $0.0001 par value common stock outstanding as of January 31, 2000

                                  Page 1 of 35
                            Exhibit Index on Page 35

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   ETOYS INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1999

                                     INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements.................      3
  Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................     11
  Item 3. Quantitative and Qualitative Disclosures About
        Market Risk.........................................     32

PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................     33
  Item 2. Changes in Securities and Use of Proceeds.........     33
  Item 3. Defaults upon Senior Securities...................     33
  Item 4. Submission of Matters to a Vote of Security
        Holders.............................................     33
  Item 5. Other Information.................................     33
  Item 6. Exhibits and Reports on Form 8-K..................     33

Signatures..................................................     34
Exhibit Index...............................................     35

PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   ETOYS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         QUARTER ENDED           NINE MONTHS ENDED
                                                         DECEMBER 31,               DECEMBER 31,
                                                   -------------------------   ----------------------
                                                      1999          1998          1999         1998
                                                   -----------   -----------   -----------   --------
                                                   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net sales........................................    $106,751      $22,910      $ 128,032    $ 23,900
Cost of sales....................................      86,467       18,201        103,676      19,008
                                                     --------      -------      ---------    --------
Gross profit.....................................      20,284        4,709         24,356       4,892
Operating expenses:
  Marketing and sales............................      66,017       10,611         97,602      14,354
  Product development............................      13,596          905         30,619       2,006
  General and administrative.....................       4,002        1,590         11,256       2,483
  Goodwill amortization..........................       9,532           80         19,158         239
  Deferred compensation amortization.............       3,495        1,510         10,591       1,623
                                                     --------      -------      ---------    --------
    Total operating expenses.....................      96,642       14,696        169,226      20,705
                                                     --------      -------      ---------    --------
Operating loss...................................     (76,358)      (9,987)      (144,870)    (15,813)
Interest income, net.............................         871          166          3,657         439
Provision for taxes..............................          --           (1)            (1)         (1)
                                                     --------      -------      ---------    --------
Net loss.........................................    $(75,487)     $(9,822)     $(141,214)   $(15,375)
                                                     ========      =======      =========    ========
Basic net loss per equivalent share..............    $  (0.63)     $ (0.29)     $   (1.39)   $  (0.46)
                                                     ========      =======      =========    ========
Pro forma basic net loss per equivalent share....    $  (0.63)     $ (0.11)     $   (1.26)   $  (0.19)
                                                     ========      =======      =========    ========
Shares used in computation of basic net loss per
  equivalent share (1)...........................     119,716       33,731        101,944      33,157
                                                     ========      =======      =========    ========
Shares used to compute pro forma basic net loss
  per equivalent share (2).......................     119,716       88,469        112,455      79,287
                                                     ========      =======      =========    ========

------------------------

(1) Includes shares associated with the Redeemable Convertible Preferred Stock effective as of the closing of the Company's initial public offering. See
    Note 6 to the Consolidated Financial Statements.

(2) Includes shares associated with the Redeemable Convertible Preferred Stock as if such conversion occurred on April 1, 1998, or at the date of original issuance, if later. See Note 6 to the Consolidated Financial Statements.

                            See accompanying notes.

                                   ETOYS INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          1999
                                                              -------------   ---------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 219,929     $ 20,173
  Inventories...............................................       62,014        5,067
  Prepaids and other current assets.........................       14,506        1,577
                                                                ---------     --------
Total current assets........................................      296,449       26,817
Property and equipment......................................       42,399        2,505
  Accumulated depreciation and amortization.................       (3,882)        (369)
                                                                ---------     --------
                                                                   38,517        2,136
Goodwill (net of accumulated amortization of $19,462 and
  $319 at December 31, 1999 and March 31, 1999,
  respectively).............................................      170,534          637
Other assets................................................        8,190        1,076
                                                                ---------     --------
Total assets................................................    $ 513,690     $ 30,666
                                                                =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  81,718     $  4,236
  Accrued expenses..........................................        8,938          530
  Current portion of long-term notes payable and capital
    lease obligations.......................................        4,266          230
                                                                ---------     --------
Total current liabilities...................................       94,922        4,996
Long-term notes payable and capital lease obligations.......        7,656          477
Long-term convertible subordinated notes....................      150,000           --
Redeemable Convertible Preferred Stock, 19,593,089 shares
  authorized:
  Series A Preferred Stock; $.0001 par value; none and
    7,023,645 shares issued and outstanding at December 31,
    1999 and March 31, 1999, respectively...................           --        4,355
  Series B Preferred Stock; $.0001 par value; none and
    11,886,649 shares issued and outstanding at December 31,
    1999 and March 31, 1999, respectively...................           --       24,952
  Series C Preferred Stock; $.0001 par value; none and
    666,666 shares issued and outstanding at December 31,
    1999 and March 31, 1999, respectively...................           --       19,984
Commitments and contingencies
Stockholders' equity:
  Common stock; $.0001 par value, 600,000,000 shares
    authorized; 119,591,045 and 34,535,415 issued and
    outstanding at December 31, 1999 and March 31, 1999,
    respectively............................................           12            3
  Additional paid-in-capital................................      476,659       45,837
  Receivables from stockholders.............................       (1,862)        (138)
  Deferred compensation.....................................      (41,511)     (38,974)
  Accumulated other comprehensive loss......................         (146)          --
  Accumulated deficit.......................................     (172,040)     (30,826)
                                                                ---------     --------
Total stockholders' equity (deficit)........................      261,112      (24,098)
                                                                ---------     --------
Total liabilities and stockholders' equity..................    $ 513,690     $ 30,666
                                                                =========     ========

                            See accompanying notes.

                                   ETOYS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999         1998
                                                              -----------   --------
                                                              (UNAUDITED)
OPERATING ACTIVITIES
Net loss....................................................   $(141,214)   $(15,375)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Noncash interest..........................................          --          38
  Depreciation..............................................       3,305         246
  Amortization of intangibles...............................      19,645         239
  Deferred compensation amortization related to stock
    options.................................................      10,591       1,621
  Other, net................................................         145          --
  Changes in operating assets and liabilities:
    Inventories.............................................     (55,327)     (4,747)
    Prepaids and other current assets.......................     (11,123)       (359)
    Accounts payable........................................      74,907      11,968
    Accrued expenses........................................       4,119       1,446
                                                               ---------    --------
Net cash used in operations.................................     (94,952)     (4,923)
INVESTING ACTIVITIES
Capital expenditures for property and equipment.............     (28,274)     (1,913)
Proceeds from the sale of property and equipment............       2,564          --
Net cash received from acquisition of BabyCenter, net of
  acquisition costs.........................................       2,571          --
Other, net..................................................      (2,738)     (1,022)
                                                               ---------    --------
Net cash used in investing activities.......................     (25,877)     (2,935)
FINANCING ACTIVITIES
Proceeds from bridge loan...................................          --       5,000
Payments on bridge loan.....................................          --      (2,238)
Proceeds from the issuance of convertible subordinated
  notes.....................................................     150,000          --
Debt financing costs........................................      (4,810)         --
Proceeds from issuance of Redeemable Convertible Preferred
  Stock.....................................................          --      22,077
Proceeds from issuance of common stock and exercise of stock
  options...................................................     177,632           4
Payments on notes payable and capital leases................      (2,229)        (15)
Proceeds from receivables from stockholders.................         138          23
                                                               ---------    --------
Net cash provided by financing activities...................     320,731      24,851
Effect of foreign exchange rate changes on cash.............        (146)         --
                                                               ---------    --------
Net increase in cash and cash equivalents...................     199,756      16,993
Cash and cash equivalents at beginning of period............      20,173       1,552
                                                               ---------    --------
Cash and cash equivalents at end of period..................   $ 219,929    $ 18,545
                                                               =========    ========
Supplemental disclosures:
  Interest paid.............................................   $     359    $      8
  Notes payable and capital lease obligations incurred......   $  11,434    $     75
  Acquisition of BabyCenter:
    Fair value of assets acquired (including goodwill)......   $ 197,634    $     --
    Liabilities assumed.....................................      (9,017)         --
    Stock issued............................................    (189,987)         --
    Assumption of stockholders' receivables.................       1,862          --
                                                               ---------    --------
    Cash paid...............................................         492          --
    Cash acquired...........................................      (3,063)         --
                                                               ---------    --------
  Net cash received from acquisition of BabyCenter..........   $   2,571    $     --
                                                               =========    ========

                            See accompanying notes.

                                   ETOYS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1 -- ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated financial statements as of December 31, 1999 have been prepared by eToys Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at March 31, 1999 and the consolidated statement of operations and consolidated statement of cash flows for the nine months ended December 31, 1998 have been derived from the audited financial statements at those dates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter and nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. These consolidated financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Form S-1 Registration Statement declared effective May 19, 1999 (the "S-1").

    Certain prior-period balances have been reclassified to conform to the current-period presentation.

CASH AND CASH EQUIVALENTS

    All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest, which approximates fair value. Interest income was $1.8 million and $0.2 million for the quarters ended December 31, 1999 and 1998, respectively, and $4.7 million and $0.5 million for the nine months ended December 31, 1999 and 1998, respectively, and is included within interest income, net, in the accompanying consolidated statements of operations.

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets

                                   ETOYS INC.

                                  (UNAUDITED)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)

and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE LOSS

    As of April 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Comprehensive loss is composed of net loss and foreign currency translation adjustments. Comprehensive loss was $75.6 million and $9.8 million for the quarters ended December 31, 1999 and 1998, respectively, and $141.4 million and $15.4 million for the nine months ended December 31, 1999 and 1998, respectively.

NOTE 2 -- BABYCENTER ACQUISITION

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

                                                                    NINE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                    1999          1998
                                                                  --------      --------
                                                                   (IN MILLIONS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues....................................................      $ 130.1        $ 27.1
Net loss....................................................      $(157.8)       $(45.0)
Net loss per share (1)......................................      $ (1.34)       $(0.47)

------------------------

(1) Net loss per share excluding amortization of intangible assets and deferred compensation would be $(1.00) and $(0.15) for the nine months ended December 31, 1999 and 1998, respectively. Net loss

                                   ETOYS INC.

                                  (UNAUDITED)

NOTE 2 -- BABYCENTER ACQUISITION (CONTINUED)

    per share is calculated using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Redeemable Convertible Preferred Stock and the issuance of approximately 16.0 million shares to stockholders of BabyCenter as if such events had occurred on April 1, 1998.

    The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

NOTE 3 -- LONG-TERM CONVERTIBLE SUBORDINATED NOTES

    In December 1999, the Company issued $150 million principal amount of 6.25% convertible subordinated notes (the "Convertible Notes") due December 1, 2004. In connection with the issuance of the Convertible Notes, the Company incurred financing costs of $4.8 million, resulting in net proceeds to the Company of $145.2 million. The Convertible Notes are unsecured and are subordinated to existing and future senior debt as defined in the indenture pursuant to which the Convertible Notes were issued. The principal amount of the Convertible Notes will be due on December 1, 2004 and will bear interest at an annual rate of 6.25%, payable twice a year, on June 1 and December 1, beginning June 1, 2000, until the principal amount of the Convertible Notes is fully repaid. The Convertible Notes may be converted into the Company's common stock at the option of the holder at any time prior to December 1, 2004, unless the Convertible Notes have been previously redeemed or repurchased by the Company. The conversion rate, subject to adjustment in certain circumstances, is 13.5323 shares of the Company's common stock for each $1,000 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $73.90 per share. Additionally, on or after December 1, 2002, the Company may redeem all or a portion of the Convertible Notes, that have not been previously redeemed or repurchased, at any time at redemption prices set forth in the indenture pursuant to which the Convertible Notes were issued, plus any accrued and unpaid interest to the redemption date.

NOTE 4 -- STOCK SPLIT

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

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

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

                                   ETOYS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 6 -- STOCKHOLDERS' EQUITY

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

    The following table sets forth the computation of basic and pro forma net loss per share for the periods indicated (in thousands, except per share amounts):

                                                         QUARTER ENDED       NINE MONTHS ENDED
                                                         DECEMBER 31,           DECEMBER 31,
                                                      -------------------   --------------------
                                                        1999       1998       1999        1998
                                                      --------   --------   ---------   --------
Numerator:
  Net loss--as reported.............................  $(75,487)  $ (9,822)  $(141,214)  $(15,375)
  Denominator:
  Weighted average shares...........................   119,716     33,731     101,944     33,157
                                                      --------   --------   ---------   --------
  Denominator for basic calculation.................   119,716     33,731     101,944     33,157
Weighted average effect of pro forma securities:
  Series A Redeemable Convertible Preferred Stock...        --     19,078       3,776     19,001
  Series B Redeemable Convertible Preferred Stock...        --     35,660       6,377     27,129
  Series C Redeemable Convertible Preferred Stock...        --         --         358         --
                                                      --------   --------   ---------   --------
  Denominator for pro forma calculation.............   119,716     88,469     112,455     79,287
                                                      ========   ========   =========   ========
Net loss per share:
  Basic.............................................  $  (0.63)  $  (0.29)  $   (1.39)  $  (0.46)
                                                      ========   ========   =========   ========
  Pro forma.........................................  $  (0.63)  $  (0.11)  $   (1.26)  $  (0.19)
                                                      ========   ========   =========   ========

                                   ETOYS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 7 -- SUBSEQUENT EVENTS

    On January 18, 2000, BabyCenter Inc., a wholly-owned subsidiary of the Company, completed its sale of substantially all of the assets and related liabilities of its Consumer Health Interactive ("CHI") division. In connection with the sale, the Company received proceeds in a combination of cash and registrable securities of approximately $20.0 million. The net book value of CHI's assets and related liabilities approximated the sale price of $20.0 million as of the date of sale.

    In February 2000, the Company filed a shelf registration statement with the Securities and Exchange Commission covering resales of the $150 million of Convertible Notes and common stock issuable upon conversion of the Convertible Notes. This shelf registration statement has not as of yet become effective.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-Q and the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made by us in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations, and we assume no responsibility to update forward-looking statements made herein. The section entitled "Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

    The SEC is currently reviewing the financial statement classification of distribution and fulfillment costs and other items by a number of e-commerce companies, including eToys Inc. We define distribution and fulfillment costs as primary recurring costs incurred for the operation of our distribution centers and customer service centers and have classified such costs in marketing and sales expenses. These costs are primarily composed of distribution facility expenses, including equipment and supplies, payroll and travel expenses for personnel engaged in distribution activities, and third-party fulfillment fees. These costs represent the facility costs necessary for warehousing inventory as well as costs incurred to pick and pack a customer order and the related packaging supplies. The SEC may decide to require that certain distribution center costs be classified as cost of sales. Should this occur, we will reclassify any distribution and fulfillment costs as required and our gross profit will be correspondingly affected. However, such reclassification will not impact our sales, operating profit or loss, net profit or loss, or cash flows.

    Currently, the Emerging Issues Task Force (the "EITF") is deliberating accounting for website development costs due to the lack of accounting guidance regarding treatment of such costs incurred. We account for development costs in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). We do not anticipate that any change in the required accounting treatment of website development costs will have a material impact on the financial statements.

RESULTS OF OPERATIONS

NET SALES

                                    QUARTER ENDED                   NINE MONTHS ENDED
                                     DECEMBER 31,                      DECEMBER 31,
                                 --------------------              --------------------
                                   1999        1998     % CHANGE     1999        1998     % CHANGE
                                 ---------   --------   --------   ---------   --------   --------
                                    (IN THOUSANDS)                    (IN THOUSANDS)
    Net sales..................  $ 106,751   $ 22,910     366%     $ 128,032   $ 23,900     436%

    Net sales consist of product sales to customers and charges to customers for outbound shipping and handling and gift-wrapping and are net of product returns, discounts given and coupons. Growth in net sales for the quarter ended and nine months ended December 31, 1999 versus the same periods in the prior year reflect a significant increase in units sold due to the growth of our customer base during the peak holiday shopping season, repeat purchases from our existing customers, and growth in our non-toy categories of baby and book stores that were launched this year. By the end of the quarter ended December 31, 1999, our cumulative customer accounts reached 1.7 million from 611,000 at September 30, 1999. Repeat customer purchases represented 34% of orders placed in the quarter ended December 31, 1999.

GROSS PROFIT

                                        QUARTER ENDED                  NINE MONTHS ENDED
                                        DECEMBER 31,                     DECEMBER 31,
                                     -------------------              -------------------
                                       1999       1998     % CHANGE     1999       1998     % CHANGE
                                     --------   --------   --------   --------   --------   --------
                                       (IN THOUSANDS)                   (IN THOUSANDS)
    Gross profit...................  $ 20,284   $ 4,709      331%     $ 24,356   $ 4,892      398%

    Gross profit is net sales less the cost of sales, which consists of the cost of products sold to customers, outbound and inbound shipping and handling costs, and gift wrapping costs. Gross profit increased in absolute dollars for the quarter ended and nine months ended December 31, 1999 as compared to the same periods in the prior year, reflecting our increased sales volume. Gross profit decreased as a percentage of sales by 1.6% and 1.5% for the quarter ended and nine months ended December 31, 1999, respectively, as compared to the same periods in the prior year. The decrease in gross profit as a percentage of sales is primarily attributable to a shift in product mix towards lower-margin video game and book products, combined with higher shipping and handling costs related to customer orders during the 1999 peak holiday season, partially offset by higher margins in our baby business. We believe that providing our customers with superior customer service is an essential component of our business strategy. Accordingly, we may incur additional costs in order to meet customer expectations, which would impact gross profit. Over time, we intend to expand our operations by adding new product categories and by expanding the breadth and depth of our product or service offerings. Gross margins attributable to new business areas may be lower than those associated with our existing business activities.

MARKETING AND SALES

                                      QUARTER ENDED                  NINE MONTHS ENDED
                                      DECEMBER 31,                     DECEMBER 31,
                                   -------------------              -------------------
                                     1999       1998     % CHANGE     1999       1998     % CHANGE
                                   --------   --------   --------   --------   --------   --------
                                     (IN THOUSANDS)                   (IN THOUSANDS)
    Marketing and sales..........  $ 66,017   $ 10,611     522%     $ 97,602   $ 14,354     580%

    Marketing and sales expenses consist primarily of advertising and promotional expenditures, distribution facility expenses, including equipment and supplies, and payroll and related expenses for personnel engaged in marketing, customer service and distribution activities. Marketing and sales expenses increased in absolute dollars and as a percentage of sales for the quarter ended and nine months ended December 31, 1999 as compared to the same periods in the prior year primarily due to increases in our advertising and promotional expenditures during the peak holiday shopping season, increased variable costs of fulfillment, customer service and credit card fees as a result of increased sales volume, and additional costs incurred in the expansion of our distribution facilities. We intend to continue to pursue an aggressive branding and marketing campaign and, therefore, expect marketing and sales expenses to increase significantly in absolute dollars in future periods. In addition, we expect marketing and sales expenses to increase in absolute dollars as we expand and refine our distribution facilities and operations to accommodate increases in our sales volume. In February 2000, we agreed to terminate our relationship with our third-party fulfillment company, Fingerhut Business Services, effective March 31, 2000, after which we will rely solely on our own distribution centers located in Virginia and Southern California, which are currently being developed and enhanced. In cooperation with Fingerhut, we have commenced an orderly transition of inventory from Fingerhut facilities to our own facilities, which is expected to be completed in approximately three months. We expect to incur expenses associated with this inventory transition, with the continued development and enhancement of our own distribution operations and from our efforts to meet customer expectations with respect to timely and accurate order fulfillment.

PRODUCT DEVELOPMENT

                                        QUARTER ENDED                  NINE MONTHS ENDED
                                        DECEMBER 31,                     DECEMBER 31,
                                     -------------------              -------------------
                                       1999       1998     % CHANGE     1999       1998     % CHANGE
                                     --------   --------   --------   --------   --------   --------
                                       (IN THOUSANDS)                   (IN THOUSANDS)
    Product development............  $ 13,596   $   905     1,402%    $ 30,619   $ 2,006     1,426%

    Product development expenses consist primarily of payroll and related expenses for merchandising, Web site development and information technology personnel, Internet access and hosting charges and Web content and design expenses. Product development expenses increased in absolute dollars and as a percentage of sales for the quarter ended and nine months ended December 31, 1999 as compared to the same periods in the prior year. This increase was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of our Web site and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure. We believe that continued investment in product development is critical to attaining our strategic objectives. In addition to ongoing investments in our Web site stores and infrastructure, we intend to increase investments in product, service and international expansion. As a result, we expect product development expenses to increase in absolute dollars.

GENERAL AND ADMINISTRATIVE

                                        QUARTER ENDED                  NINE MONTHS ENDED
                                        DECEMBER 31,                     DECEMBER 31,
                                     -------------------              -------------------
                                       1999       1998     % CHANGE     1999       1998     % CHANGE
                                     --------   --------   --------   --------   --------   --------
                                       (IN THOUSANDS)                   (IN THOUSANDS)
    General and administrative.....  $  4,002   $ 1,590       152%    $ 11,256   $ 2,483       353%

    General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. The increase in general and administrative expenses for the quarter ended and nine months ended December 31, 1999 as compared to the same periods in the prior year was primarily due to increased headcount and associated costs, legal and professional fees, facilities and other related costs. Such expenses decreased as a percentage of net sales for the quarter ended and nine months ended December 31, 1999, as compared to the corresponding prior year periods, due to the significant increase in net sales during such periods. We expect general and administrative expenses to increase in absolute dollars as we expand our staff and incur additional costs related to the growth of our business and international expansion.

GOODWILL AND INTANGIBLE ASSETS

    Goodwill represents the excess of the purchase price over the fair value of the net tangible assets acquired in a business combination. As a result of the acquisition of BabyCenter, we recorded goodwill of approximately $189.0 million, which is to be amortized over five years. As such, goodwill amortization for the quarter ended and nine months ended December 31, 1999 of $9.5 million and $19.2 million, respectively, reflects goodwill amortization from the BabyCenter purchase from the date of acquisition on July 1, 1999 as well as amortization of goodwill recorded from a previous acquisition. In January 2000, we completed the sale of substantially all of the assets and the related liabilities of BabyCenter's Consumer Health Interactive division. As a result of the sale, we expect that goodwill amortization will decrease in future periods due to the reduction of goodwill related to CHI. To the extent the amount of recorded goodwill is increased or we do not generate additional sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired or be subject to earlier write-off. In such event, the net loss in any given period could be greater than anticipated and the market price of our stock could decline.

DEFERRED COMPENSATION

    In the nine months ended December 31, 1999, we recorded total deferred stock compensation of $13.8 million in connection with stock options granted during the period. Deferred stock compensation is amortized to expense over the vesting periods of the applicable options, resulting in $3.5 million and $10.6 million for the quarter ended and nine months ended December 31, 1999, respectively. We expect to record $3.5 million of amortization over the remaining three months ended March 31, 2000. These amounts represent the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants.

    Amortization of deferred compensation for each of the next four fiscal years is expected to be as follows:

                                                               AMOUNTS
                                                                 IN
YEAR ENDED                                                    THOUSANDS
----------                                                    ---------
March 31, 2001..............................................   $13,975
March 31, 2002..............................................    13,969
March 31, 2003..............................................     9,798
March 31, 2004..............................................       276

INTEREST INCOME AND EXPENSE

                                                                                   NINE MONTHS
                                                 QUARTER ENDED                        ENDED
                                                 DECEMBER 31,                     DECEMBER 31,
                                              -------------------              -------------------
                                                1999       1998     % CHANGE     1999       1998     % CHANGE
                                              --------   --------   --------   --------   --------   --------
                                                (IN THOUSANDS)                   (IN THOUSANDS)
    Interest income.........................   $1,760      $168         948%    $4,726      $485        874%
    Interest expense........................   $  889      $  2      44,350%    $1,069      $ 46      2,224%

    Interest income consists of earnings on our cash and cash equivalents. Interest income increased for the quarter ended and nine months ended December 31, 1999 as compared to the corresponding prior year periods due to higher cash balances resulting from the proceeds of our initial public offering of common stock and proceeds from the issuance of $150 million of Convertible Notes. Interest expense consists primarily of interest from the issuance of the Convertible Notes, the amortization of debt financing costs related to the Convertible Notes as well as interest on asset acquisitions financed through notes payable and capital leases. Interest expense for the quarter ended and nine months ended December 31, 1999 increased as compared to the corresponding prior year periods due to interest on the Convertible Notes and additional asset acquisitions financed through notes payable and capital lease obligations. Interest expense is expected to increase in future periods as subsequent quarters will include a full three months of interest expense for the Convertible Notes.

INCOME TAXES

    We have not generated any taxable income to date and therefore have not paid any federal income taxes since inception. Utilization of our net operating loss carryforwards, which begin to expire in 2012, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, the Company's principal source of liquidity consisted of $219.9 million of cash and cash equivalents compared to $20.2 million of cash and cash equivalents at March 31, 1999.

    Net cash used in operating activities was $95.0 million and $4.9 million for the nine months ended December 31, 1999 and 1998, respectively. Net operating cash flows were primarily attributable to net losses, reduced by noncash charges of depreciation and amortization, as well as increases in inventories, prepaid expenses and other, which were offset by increases in accounts payable and accrued expenses.

    Net cash used in investing activities was $25.9 million for the nine months ended December 31, 1999 and consisted of purchases of fixed assets and other assets, partially offset by proceeds from the sale of fixed assets and cash received from the acquisition of BabyCenter. Cash available for investment purposes increased substantially in 1999 as a result of the proceeds from the issuance of common stock in our initial public offering and proceeds from the issuance of the Convertible Notes. Net cash used in investing activities for the nine months ended December 31, 1998 was $2.9 million and consisted of purchases of fixed assets and other assets.

    Net cash provided by financing activities of $320.7 million for the nine months ended December 31, 1999 resulted from net proceeds from issuance of common stock in our initial public offering and proceeds from the issuance of the Convertible Notes, offset by debt financing costs incurred as a result of the issuance of the Convertible Notes and payments on notes payable and capital leases. Net cash provided by financing activities for the nine months ended December 31, 1998 was $24.9 million and resulted from net proceeds from the issuance of redeemable convertible preferred stock and proceeds from bridge loan financing, offset by payments on the bridge loan.

    As of December 31, 1999, our principal commitments consisted of the Convertible Notes outstanding combined with notes payable and capital lease obligations incurred to finance fixed asset acquisitions. The Convertible Notes, issued in December 1999, are unsecured and are subordinated to our existing and future senior debt as defined in the indenture pursuant to which the Convertible Notes were issued. The principal amount of the notes will be due on December 1, 2004 and will bear interest at an annual rate of 6.25%, payable twice a year, on June 1 and December 1, beginning June 1, 2000, until the principal amount of the Convertible Notes is fully repaid. The Convertible Notes may be converted into our common stock at the option of the holder at any time prior to December 1, 2004, unless the Convertible Notes have been previously redeemed or repurchased by us. The conversion rate, subject to adjustment in certain circumstances, is
13.5323 shares of our common stock for each $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $73.90 per share. Additionally, on or after December 1, 2002, we may redeem all or a portion of the Convertible Notes, that have not been previously redeemed or repurchased, at any time at redemption prices set forth in the indenture pursuant to which the Convertible Notes were issued, plus any accrued and unpaid interest to the redemption date.

    In December 1999, we entered into an eleven year lease agreement to relocate our corporate offices. The lease begins in October 2000. In connection with the lease commitment, we delivered a letter of credit to the lessor in the amount of $7.5 million, which we have cash collateralized. Additionally, pursuant to the lease agreement, we will deliver a second letter of credit in April 2000 in the amount of $7.5 million, which we will also cash collateralize. The letters of credit will be held as security during the initial lease term.

    We believe that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet our anticipated cash needs through December 31, 2000. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities or to obtain a line of credit. The sale of additional equity or equity-related securities could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

YEAR 2000 IMPLICATIONS

    Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the recent change to the year 2000. As of the date of this filing, we have not incurred business disruptions as a result of year 2000 issues. However, while no such occurrence has developed, year 2000 issues may not become apparent immediately and may therefore be experienced in the future. We continue to use software, computer technology and other services that could potentially fail due to year 2000 issues that have not yet become apparent.

    We have reviewed the year 2000 compliance of our internally developed proprietary software. Our review has included testing to determine how systems will function beyond the year 2000. Since inception, we have internally developed substantially all of the systems for the operation of our Web site. These systems include the software used to provide the Web site's search, customer interaction, and transaction-processing and distribution functions, as well as monitoring and back-up capabilities. Based upon our assessment to date, we believe that our internally developed proprietary software is year 2000 compliant, although there can be no assurance in this regard.

    We have assessed the year 2000 readiness of our third-party supplied software, computer technology and other services, which include software for use in our accounting, database and security systems. The failure of such software or systems to be year 2000 compliant could have a material negative impact on the accounting functions and the operation of the Web site. As part of our assessment of the year 2000 compliance of these systems, we sought assurances from these vendors that their software, computer technology and other services are year 2000 compliant. Based upon the results of our assessment, we believe that our third-party supplied software, computer technology and other services are year 2000 compliant, although there can be no assurance in this regard.

    Any failure of material systems, vendors' material systems or the Internet to be year 2000 compliant could have material adverse consequences. Such consequences could include difficulties in operating the Web site effectively, taking product orders, making product deliveries or conducting other fundamental parts of our business.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's S-1, the following additional risk factors may affect the Company's future results.

OUR LIMITED OPERATING HISTORY MAKES FUTURE FORECASTING DIFFICULT.

    We were incorporated in November 1996. We began selling products on our Web site in October 1997. As a result of our limited operating history, it is difficult to accurately forecast our net sales and we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans and estimates of future net sales, and our expenses are to a large extent fixed. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected.

WE ANTICIPATE FUTURE LOSSES AND NEGATIVE CASH FLOW.

    We expect operating losses and negative cash flow to continue for the foreseeable future. We anticipate our losses will increase significantly from current levels because we expect to incur additional costs and expenses related to:

    - brand development, marketing and other promotional activities;

    - the expansion of our inventory management and distribution operations and the termination of our reliance on third-party vendors for order fulfillment operations;

    - the continued development of our Web site and consumer-driven technology, transaction processing systems and our computer network;

    - the expansion of our product offerings and Web site content;

    - development of relationships with strategic business partners; and

    - international expansion of our operations.

    As of December 31, 1999, we had an accumulated deficit of $172.0 million. We incurred net losses of $75.5 million and $141.2 million for the quarter ended and nine months ended December 31, 1999, respectively.

    In addition, because of our acquisition of BabyCenter, we expect that our losses will increase even more significantly because of additional costs and expenses related to:

    - an increase in the number of employees;

    - an increase in sales and marketing activities;

    - an increase in Web site development activities and associated content;

    - additional facilities and infrastructure; and

    - assimilation of operations and personnel.

    Also, as a result of our acquisition of BabyCenter, we have recorded a significant amount of goodwill, the amortization of which will significantly reduce our earnings and profitability for the foreseeable future. The recorded goodwill of approximately $189.0 million is being amortized over a five-year period. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to earlier write-off. In such event, our net loss in any given period could be greater than anticipated and the market price of the Convertible Notes and our common stock could decline.

    Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

ANY FAILURE BY US TO SUCCESSFULLY EXPAND OUR DISTRIBUTION OPERATIONS WOULD HAVE A MATERIAL ADVERSE EFFECT ON US.

    Any failure by us to successfully expand our distribution operations to accommodate increases in demand and customer orders would have a material adverse effect on our business prospects, financial condition and operating results. Under such circumstances, the material adverse effects may include, among other things, an inability to increase net sales in accordance with the expectations of securities analysts and investors; increases in costs that we may incur to meet customer expectations; increases in fulfillment expenses if we are required to rely on more expensive fulfillment systems than anticipated or incur additional costs for balancing merchandise inventories among multiple distribution facilities; loss of customer loyalty and repeat business from customers if they become dissatisfied with our delivery services; and damage to our reputation and brand image arising from uncertainty with respect to our distribution operations. These risks are greatest during the fourth calendar quarter of each year, when our sales increase substantially relative to other quarters and the demand on our distribution operations increases proportionately. For example, during the 1999 holiday season, the e-commerce industry, including eToys, was the subject of widespread negative publicity relating principally to order fulfillment and related customer service issues. Such publicity, together with the customer dissatisfaction to which it relates, may result in loss of consumer confidence in e-commerce generally or in eToys in particular, which may have a material adverse impact on us. In addition, the cost of meeting customer expectations during the 1999 holiday season was very high due to the intensely competitive e-commerce environment, in which many e-commerce companies engaged in high levels of discounting, couponing and free shipping or free shipping upgrades in order to attract customers. This competitive environment is likely to increase in the foreseeable future, and we may be required to incur additional costs to meet consumer expectations and to remain competitive with other e-commerce companies. Since our limited operating history makes it difficult to accurately estimate the number of orders that may be received during the fourth calendar quarter, we may experience either inadequate or excess fulfillment capacity during this quarter, either of which could have a material adverse impact on us. The occurrence of one or more of these events may cause the market price of the Convertible Notes and our common stock to decline.

    We currently operate our own distribution facilities in the cities of Commerce and San Francisco, California, and Swindon, England. In addition, by spring 2000, we expect to begin shipments from our new distribution center located in Danville, Virginia. Through March 31, 2000, we will also continue to use the fulfillment services of our third-party distributor, Fingerhut Business Services, located in Provo, Utah and St. Cloud, Minnesota. After that date, our relationship with Fingerhut will terminate and we will rely solely on our own distribution centers. In cooperation with Fingerhut, we have commenced an orderly transition of inventory from Fingerhut facilities to our own facilities, which is expected to be completed in approximately three months. We have in the past and continue to devote substantial resources to the expansion of our distribution operations among these facilities. This expansion may cause disruptions in our business as well as unexpected costs. We are not experienced with coordinating and managing distribution operations in geographically distant locations or with certain of the automation and technological features of the distribution operations that are planned for our Virginia facility and that continue to be developed and refined to meet our needs. This may result in increased costs as we seek to meet customers' expectations, balance merchandise inventories among our distribution facilities and take other steps that may be necessary to meet the demands placed on our distribution operations, particularly during the fourth calendar quarter of the year. Despite the fact that we devote substantial resources to the expansion and refinement of our distribution operations, there can be no assurance that our existing or future distribution operations will be sufficient to accommodate increases in demand and customer orders.

IF WE EXPERIENCE PROBLEMS IN OUR DISTRIBUTION OPERATIONS, WE COULD LOSE
CUSTOMERS.

    We rely upon third-party carriers for product shipments, including shipments to and from our distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with such carriers' ability to provide delivery services to meet our shipping needs. In addition, failure to deliver products to our customers in a timely and accurate manner would damage our reputation and brand. We also depend upon temporary employees to adequately staff our distribution facilities, particularly during the holiday shopping season. If we do not have sufficient sources of temporary employees, we could lose customers.

OUR OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT. IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF THE CONVERTIBLE NOTES AND OUR COMMON STOCK MAY DECLINE SIGNIFICANTLY.

    Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results are volatile and difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of the Convertible Notes and our common stock may decline significantly.

    Factors that may harm our business or cause our operating results to fluctuate include the following:

    - our inability to obtain new customers at reasonable cost, retain existing customers, or encourage repeat purchases;

    - decreases in the number of visitors to our Web site or our inability to convert visitors to our Web site into customers;

    - the mix of children's products, including toys, video games, books, software, videos, music and baby-oriented products sold by us;

    - seasonality;

    - our inability to manage inventory levels or control inventory shrinkage;

    - our inability to manage our distribution operations;

    - our inability to adequately maintain, upgrade and develop our Web site, the systems that we use to process customers' orders and payments or our computer network;

    - the ability of our competitors to offer new or enhanced Web sites, services or products;

    - price competition;

    - an increase in the level of our product returns;

    - fluctuations in the demand for children's and baby products associated with movies, television and other entertainment events;

    - our inability to obtain popular children's products, including toys, video games, books, software, videos, music and baby-oriented products from our vendors;

    - fluctuations in the amount of consumer spending on children's products, including toys, video games, books, software, videos, music and baby-oriented products;

    - the termination of existing or failure to develop new marketing relationships with key business partners;

    - the extent to which we are not able to participate in cooperative advertising campaigns with major brand names as we have done in the past;

    - increases in the cost of online or offline advertising;

    - the amount and timing of operating costs and capital expenditures relating to expansion of our operations, including international expansion;

    - unexpected increases in shipping costs or delivery times, particularly during the holiday season;

    - technical difficulties, system downtime or Internet brownouts;

    - breaches of our website security systems, "denial of service" attacks on our website or other comparable issues arising from computer hacking or related types of activities;

    - government regulations related to use of the Internet for commerce or for sales and distribution of children's products, including toys, video games, books, software, videos, music and baby-oriented products; and

    - economic conditions specific to the Internet, online commerce and the children's and baby products industries.

    A number of factors will cause our gross margins to fluctuate in future periods, including the mix of children's products, including toys, video games, books, software, videos, music and baby-oriented products sold by us, inventory management, inbound and outbound shipping and handling costs, the level of product returns and the level of discount pricing and promotional coupon usage. Any change in one or more of these factors could reduce our gross margins in future periods. In addition, if the SEC determines to require us to classify certain distribution center costs as costs of sales, our gross profit will be correspondingly affected. See the introduction to "Management's Discussion and Analysis of Financial Condition and Results of Operations".

BECAUSE WE EXPERIENCE SEASONAL FLUCTUATIONS IN OUR NET SALES, OUR QUARTERLY RESULTS WILL FLUCTUATE AND OUR ANNUAL RESULTS COULD BE BELOW EXPECTATIONS.

    We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, a disproportionate amount of our net sales have been realized during the fourth calendar quarter and we expect this trend to continue in the future.

    In anticipation of increased sales activity during the fourth calendar quarter, we hire a significant number of temporary employees to bolster our permanent staff and we significantly increase our inventory levels. For this reason, if our net sales were below seasonal expectations during this quarter, our annual operating results could be below the expectations of securities analysts and investors.

    Due to our limited operating history, it is difficult to predict the seasonal pattern of our sales and the impact of such seasonality on our business and financial results. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and warehousing and order shipment activities and may cause a shortfall in net sales as compared to expenses in a given period.

WE FACE SIGNIFICANT INVENTORY RISK BECAUSE CONSUMER DEMAND CAN CHANGE FOR PRODUCTS BETWEEN THE TIME THAT WE ORDER PRODUCTS AND THE TIME THAT WE RECEIVE THEM.

    We carry a significant level of inventory. As a result, the rapidly changing trends in consumer tastes in the market for children's products, including toys, video games, books, software, videos, music and baby-oriented products, subject us to significant inventory risks. It is critical to our success that we accurately predict these trends and do not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt. We are particularly exposed to this risk because we derive a majority of our net sales in the fourth calendar quarter of each year. Our failure to sufficiently stock popular toys and other products in advance of such fourth calendar quarter would harm our operating results for the entire fiscal year.

    In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the first calendar quarter of each year, after we have significantly increased inventory levels for the holiday season. We believe that this risk will increase as we open new departments or enter new product categories due to our lack of experience in purchasing products for these categories. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any such increase would subject us to additional inventory risks.

BECAUSE WE DO NOT HAVE LONG-TERM OR EXCLUSIVE VENDOR CONTRACTS, WE MAY NOT BE ABLE TO GET SUFFICIENT QUANTITIES OF POPULAR CHILDREN'S PRODUCTS IN A TIMELY MANNER. AS A RESULT, WE COULD LOSE CUSTOMERS.

    If we are not able to offer our customers sufficient quantities of toys or other products in a timely manner, we could lose customers and our net sales could be below expectations. Our success depends on our ability to purchase products in sufficient quantities at competitive prices, particularly for the holiday shopping season. As is common in the industry, we do not have long-term or exclusive arrangements with any vendor or distributor that guarantee the availability of toys or other children's products for resale. Therefore, we do not have a predictable or guaranteed supply of toys or other products.

TO MANAGE OUR GROWTH AND EXPANSION, WE NEED TO IMPROVE AND IMPLEMENT FINANCIAL AND MANAGERIAL CONTROLS AND REPORTING SYSTEMS AND PROCEDURES. IF WE ARE UNABLE TO DO SO SUCCESSFULLY, OUR RESULTS OF OPERATIONS WILL BE IMPAIRED.

    Our rapid growth in personnel and operations has placed, and will continue to place, a significant strain on our management, information systems and resources. In addition, with the acquisition of BabyCenter, we added over 160 new employees, including managerial, technical and operations personnel. Further, we continue to expand our distribution operations, which currently include distribution facilities in the cities of Commerce and San Francisco, California and Swindon, England, and will include a distribution facility in Virginia that will begin operations in the spring 2000. Our distribution operations also currently include fulfillment services from a third-party vendor, Fingerhut Business Services, although those services will terminate effective March 31, 2000, after which we will rely solely on our own distribution operations. This expansion as well as the transition of inventory from third-party facilities to our own facilities may cause disruptions in our business as well as unexpected costs. We are not experienced with coordinating and managing distribution operations in geographically distant locations or with certain of the automation and technological features of the distribution operations that are planned for our Virginia facility. The integration of these information systems may negatively affect our ability to obtain financial information and other data on a timely and reliable basis.

    In order to manage this growth effectively, we need to continue to improve our financial and managerial controls and reporting systems and procedures. If we continue to experience a significant increase in the number of our personnel and expansion of our distribution operations, our existing management team may not be able to effectively train, supervise and manage all of our personnel or effectively oversee all of our distribution operations. In addition, our existing information systems may not be able to handle adequately the increased volume of information and transactions that would result from increased growth. Our failure to successfully implement, improve and integrate these systems and procedures would cause our results of operations to be below expectations.

RISK OF INTERNATIONAL EXPANSION

    In October 1999, we launched eToys.co.uk, which serves customers in the United Kingdom, and in November 1999, we began serving all provinces of Canada through our eToys.com store. We plan to continue to expand our presence in foreign markets. We have relatively little experience in purchasing, marketing and distributing products or services for these markets and may not benefit from any first-to-market advantages. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized Web sites and stores and other systems. We may not succeed in our efforts in these countries. If net sales from international activities do not offset the expense of establishing and maintaining foreign operations, our business prospects, financial condition and operating results will suffer.

    As the international online commerce market continues to grow, competition in this market will likely intensify. In addition, governments in foreign jurisdictions may regulate Internet or other online services in such areas as content, privacy, network security, encryption or distribution. This may affect our ability to conduct business internationally.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

    The online commerce market is new, rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net sales and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new Web sites at a relatively low cost. In addition, the children's products industries, including toy, video game, books, software, video, music and baby-oriented products, are intensely competitive.

    We currently or potentially compete with a variety of other companies, including:

    - other online companies that include toys and children's and baby products as part of their product offerings, such as Amazon.com, Barnesandnoble.com, CDnow, Beyond.com, Reel.com, iBaby, BabyCatalog.com, iVillage and Women.com;

    - traditional store-based toy and children's and baby products retailers such as Toys R Us, FAO Schwarz, Zany Brainy, Noodle Kidoodle, babyGap, GapKids, Gymboree, KB Toys, The Right Start and Babies R Us;

    - major discount retailers such as Wal-Mart, Kmart and Target;

    - online efforts of these traditional retailers, including the online stores operated by Toys R Us, Wal-Mart, FAO Schwarz, babyGap, GapKids, KB Toys (i.e., KB Kids) and Gymboree;

    - physical and online stores of entertainment entities that sell and license children and baby products, such as The Walt Disney Company and Warner Bros.;

    - catalog retailers of children's and baby products as well as products for toddlers and expectant mothers;

    - vendors or manufacturers of children's and baby products that currently sell some of their products directly online, such as Mattel and Hasbro;

    - Internet portals and online service providers that feature shopping services, such as AOL, Yahoo!, Excite and Lycos; and

    - various smaller online retailers of children's and baby products, such as SmarterKids.com, Red Rocket and ToySmart.com.

    Many traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these competitors can devote substantially more resources to Web site development than we can. In addition, larger, well-established and well-financed entities may join with online competitors or suppliers of children's products, including toys, video games, books, software, video, music and baby-oriented products as the use of the Internet and other online services increases.

    Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.

IF WE ENTER NEW BUSINESS CATEGORIES THAT DO NOT ACHIEVE MARKET ACCEPTANCE, OUR BRAND AND REPUTATION COULD BE DAMAGED AND WE COULD FAIL TO ATTRACT NEW CUSTOMERS.

    Any new department or product category that is launched or acquired by us, such as BabyCenter, which is not favorably received by consumers could damage our brand or reputation. This damage could impair our ability to attract new customers, which could cause our net sales to fall below expectations. The expansion of our business to include BabyCenter or any other new department or product category will require significant additional expenses, and strain our management, financial and operational resources. This type of expansion would also subject us to increased inventory risk. We may choose to expand our operations by developing other new departments or product categories, promoting new or complementary products, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of other new or complementary businesses, products or technologies.

IF WE DO NOT SUCCESSFULLY EXPAND OUR WEB SITE AND THE SYSTEMS THAT PROCESS CUSTOMERS' ORDERS, WE COULD LOSE CUSTOMERS AND OUR NET SALES COULD BE REDUCED.

    If we fail to rapidly upgrade our Web site in order to accommodate increased traffic, we may lose customers, which would reduce our net sales. Furthermore, if we fail to rapidly expand the computer systems that we use to process and ship customer orders and process payments, we may not be able to successfully distribute customer orders. As a result, we could lose customers and our net sales could be reduced. In addition, our failure to rapidly upgrade our Web site or expand these computer systems without system downtime, particularly during the fourth calendar quarter, would further reduce our net sales. We may experience difficulty in improving and maintaining such systems if our employees or contractors that develop or maintain our computer systems become unavailable to us. We have experienced periodic systems interruptions, which we believe will continue to occur, while enhancing and expanding these computer systems.

OUR FACILITIES AND SYSTEMS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED PROBLEMS. THE OCCURRENCE OF A NATURAL DISASTER OR

OTHER UNEXPECTED PROBLEM COULD DAMAGE OUR REPUTATION AND BRAND AND REDUCE OUR NET SALES.

    We are vulnerable to natural disasters and other unanticipated problems that are beyond our control. Our office facilities in Southern California, Northern California and London, England, house substantially all of our product development and information systems. Our third-party Web site hosting facilities located in Sunnyvale, California and Herndon, Virginia, house substantially all of our computer and communications hardware systems. Our distribution facilities located in California, Virginia, Utah, Minnesota and England house substantially all of our product inventory (although inventory located in Utah and Minnesota is currently being transferred to our other facilities, which transition is expected to be completed by May 2000). A natural disaster, such as an earthquake, or harsh weather or other comparable problems that are beyond our control could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders. Any such interruptions or delays at these facilities would reduce our net sales. In addition, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In addition, the failure by the third-party facilities to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could result in interruptions in our service. The occurrence of any or all of these events could damage our reputation and brand and impair our business.

OUR NET SALES COULD DECREASE IF OUR ONLINE SECURITY MEASURES FAIL.

    Our relationships with our customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective. If, as a result, we lose many customers, our net sales could decrease. We rely on security and authentication technology that we license from third parties. With this technology, we perform real-time credit card authorization and verification with our bank. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer's personal information.

    Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. For example, during December 1999, our website was subjected to various "denial of service" attacks. These attacks consist of computer programs that are launched against a website and simulate extremely heavy traffic and usage during a concentrated time period in an effort to slow down or terminate the operation of the website. During February 1999, numerous other major internet companies also suffered similar denial of service attacks, indicating that these attacks may become more widespread. We may need to expend significant additional capital and other resources to protect against such attacks and other security breaches and to maintain the integrity of our website infrastructure, database and systems. We cannot assure you that our efforts will be successful. If we fail to protect against any of these attacks or security breaches, it could have a material adverse impact on our website and our business, financial condition and prospects.

OUR NET SALES AND GROSS MARGINS WOULD DECREASE IF WE EXPERIENCE SIGNIFICANT CREDIT CARD FRAUD.

    A failure to adequately control fraudulent credit card transactions would reduce our net sales and our gross margins because we do not carry insurance against this risk. We have developed technology to help us to detect the fraudulent use of credit card information. Nonetheless, to date, we have suffered losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature.

WE FACE THE RISK OF INVENTORY SHRINKAGE.

    If the security measures we use at our distribution facilities do not reduce or prevent inventory shrinkage, our gross profit margin may decrease. We have undertaken a number of measures designed to address inventory shrinkage, including the installation of enhanced security measures at our distribution facilities. These measures may not successfully reduce or prevent inventory shrinkage in future periods. Our failure to successfully improve the security measures we use at our distribution facilities may cause our gross profit margins and results of operations to be significantly below expectations in future periods.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR SERVICES COULD BECOME OBSOLETE AND WE COULD LOSE CUSTOMERS.

    If we face material delays in introducing new services, products and enhancements, our customers may forego the use of our services and use those of our competitors. To remain competitive, we must continue to enhance and improve the functionality and features of our online store. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing Web site and proprietary technology and systems may become obsolete.

    To develop our Web site and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our Web site, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards.

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD IMPAIR OUR BUSINESS.

    Other parties may assert infringement or unfair competition claims against us. In the past, a toy distributor using a name similar to ours sent us notice of a claim of infringement of proprietary rights, which claim was subsequently withdrawn. We have also received a claim from the holder of a home shopping video catalog patent that our Internet marketing program infringes such patent. We expect to receive other notices from other third parties in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past or future assertions or prosecutions will harm our business. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could impair our business.

IF THE PROTECTION OF OUR TRADEMARKS AND PROPRIETARY RIGHTS IS INADEQUATE, OUR BRAND AND REPUTATION COULD BE IMPAIRED AND WE COULD LOSE CUSTOMERS.

    The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. We currently hold registered trademarks for "eToys" and "BabyCenter". Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and services online. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

THE LOSS OF THE SERVICES OF ONE OR MORE OF OUR KEY PERSONNEL, OR OUR FAILURE TO ATTRACT, ASSIMILATE AND RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE, COULD DISRUPT OUR OPERATIONS AND RESULT IN A REDUCTION IN NET SALES.

    The loss of the services of one or more of our key personnel could seriously interrupt our business. We depend on the continued services and performance of our senior management and other key personnel, particularly Edward C. Lenk, our President and Chief Executive Officer. None of our officers or key employees is bound by an employment agreement for any specific term other than the Chief Executive Officer and President of BabyCenter. Our relationships with these officers and key employees are at will. We do not have "key person" life insurance policies covering any of our employees.

WE MAY BE ADVERSELY IMPACTED IF THE SOFTWARE, COMPUTER TECHNOLOGY AND OTHER SYSTEMS WE USE ARE NOT YEAR 2000 COMPLIANT.

    Any failure of our material systems, our vendors' material systems or the Internet to be year 2000 compliant would have material adverse consequences for us. As of the date of this filing, we have not incurred business disruptions as a result of year 2000 issues. However, while no such occurrence has developed, year 2000 issues may not become apparent immediately and may therefore be experienced in the future. Such issues could result in difficulties in operating our Web site effectively, taking product orders, making product deliveries or conducting other fundamental parts of our business. We also depend on the year 2000 compliance of the computer systems and financial services used by consumers. A significant disruption in the ability of consumers to reliably access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for our services and would have a material adverse effect on us.

THERE ARE RISKS ASSOCIATED WITH THE BABYCENTER MERGER AND OTHER POTENTIAL ACQUISITIONS. AS A RESULT, WE MAY NOT ACHIEVE THE EXPECTED BENEFITS OF THE BABYCENTER MERGER AND OTHER POTENTIAL ACQUISITIONS.

    We may not realize the anticipated benefits from the BabyCenter merger. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. The merger may further strain our existing financial and managerial controls and reporting systems and procedures. In addition, key BabyCenter personnel may decide not to work for us. These difficulties could disrupt our ongoing business, distract management and employees or increase our expenses. Further, the physical expansion in facilities that has occurred as a result of this merger may result in disruptions that seriously impair our business. In particular, we now have operations in multiple facilities in geographically distant areas. We are not experienced in managing facilities or operations in geographically distant areas.

    If we are presented with appropriate opportunities, we intend to make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we buy another company, we will likely face the same risks, uncertainties and disruptions as discussed above with respect to the BabyCenter merger. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which would be dilutive to us or our existing securityholders and could affect the price of the Convertible Notes and our common stock.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US EVEN IF DOING SO WOULD BE BENEFICIAL TO OUR SECURITYHOLDERS.

    Provisions of our Amended and Restated Certificate of Incorporation, our Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our securityholders.

    We are subject to Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years following the date the person became an interested stockholder, unless:

    - the Board of Directors approved the transaction in which such stockholder became an interested stockholder prior to the date the interested stockholder attained such status;

    - upon consummation of the transaction that resulted in the stockholder's becoming an interested stockholder, he or she owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding shares owned by persons who are directors and also officers; or

    - on or subsequent to such date the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders.

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

    Our Amended and Restated Certificate of Incorporation and Bylaws do not provide for the right of stockholders to act by written consent without a meeting or for cumulative voting in the election of directors. In addition, our Amended and Restated Certificate of Incorporation permits the Board of Directors to issue preferred stock with voting or other rights without any stockholder action. Commencing at our first annual meeting of stockholders following the date on which we have at least 800 stockholders, which is expected to be our annual meeting held in 2000, our Amended and Restated Certificate of Incorporation provides for the Board of Directors to be divided into three classes, with staggered three-year terms. As a result, only one class of directors will be elected at each annual meeting of stockholders. Each of the two other classes of directors will continue to serve for the remainder of its respective three-year term. These provisions, which require the vote of stockholders holding at least a majority of the outstanding common stock to amend, may have the effect of deterring hostile takeovers or delaying changes in our management.

                         RISKS RELATED TO OUR INDUSTRY

IF WE ARE UNABLE TO ACQUIRE THE NECESSARY WEB DOMAIN NAMES, OUR BRAND AND REPUTATION COULD BE DAMAGED AND WE COULD LOSE CUSTOMERS.

    We may be unable to acquire or maintain Web domain names relating to our brand in the United States and other countries in which we may conduct business. As a result, we may be unable to prevent third parties from acquiring and using domain names relating to our brand. Such use could damage our brand and reputation and take customers away from our Web site. We currently hold various relevant domain names, including the "eToys.com" domain name. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the current exclusive registrar for the ".com", ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Such changes in the United States are expected to include a transition from the current system to a system which is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names.

WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS IF GOVERNMENT REGULATION INCREASES.

    The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material, and the Federal Trade Commission recently published the new Children's Online Privacy Protection Rule to become effective April 21, 2000. The European Union recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet.

    The FTC has promulgated a variety of laws related to consumer protection, a number of which apply to our business and operations. In January 2000 we received two request letters from the FTC. The first letter relates to an FTC study of the marketing of video games and software to children, particularly those that have a rating of "mature" or higher under the Entertainment Software Rating Board interactive rating system. The second letter relates to an FTC inquiry to determine compliance with the FTC's Mail or Telephone Order Merchandise Rule, which regulates the timeliness of the shipment of orders placed by customers. We are in the process of replying to the FTC's requests and inquiries. Any failure by us to comply with the rules and regulations promulgated by the FTC or other governmental authorities could result in action being taken against us that could have a material adverse effect on our business and results of operations.

    In order to comply with new or existing laws regulating online commerce, we may need to modify the manner in which we do business, which may result in additional expenses. For instance, we may need to spend time and money revising the process by which we fulfill customers' orders to ensure that each shipment complies with applicable laws. We may need to hire additional personnel to monitor our compliance with applicable laws. We may also need to modify our software to further protect our customers' personal information.

WE MAY BE SUBJECT TO LIABILITY FOR THE INTERNET CONTENT THAT WE PUBLISH.

    As a publisher of online content, we face potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that we publish or distribute. In particular, our BabyCenter Web site offers a variety of content for new and expectant parents, including content relating to pregnancy, fertility and infertility, nutrition, child rearing and related subjects. If we face liability, then our reputation and our business may suffer. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services. Although we carry general liability insurance to cover claims of these types, there can be no assurance that such insurance will be adequate to indemnify us for all liability that may be imposed on us.

OUR NET SALES COULD DECREASE IF WE BECOME SUBJECT TO SALES AND OTHER TAXES.

    If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our products, our net sales and results of operations could be harmed. We do not currently collect sales or other similar taxes for physical shipments of goods into states other than California. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us. In addition, any new operation in states outside California could subject our shipments in such states to state sales taxes under current or future laws. If we become obligated to collect sales taxes, we will need to update our system that processes customers' orders to calculate the appropriate sales tax for each customer order and to remit the collected sales taxes to the appropriate authorities. These upgrades will increase our operating expenses. In addition, our customers may be discouraged from purchasing products from us because they have to pay sales tax, causing our net sales to decrease. As a result, we may need to lower prices to retain these customers.

                      RISKS RELATED TO SECURITIES MARKETS

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

    We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock or the Convertible Notes and our stockholders will experience additional dilution. We require substantial working capital to fund our business. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. Although we believe that the net proceeds of this offering, together with current cash, cash equivalents and cash that may be generated from operations, will be sufficient to meet our anticipated cash needs through December 31, 2000, there can be no assurance to that effect.

THE MARKET PRICES OF THE CONVERTIBLE NOTES AND OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL SECURITYHOLDERS.

    The market prices for the Convertible Notes and our common stock are likely to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control:

    - actual or anticipated variations in our quarterly operating results;

    - announcements of technological innovations, increased cost of operations or new products or services by us or our competitors;

    - changes in financial estimates by securities analysts;

    - conditions or trends in the Internet and/or online commerce industries;

    - changes in the economic performance and/or market valuations of other Internet, online commerce or retail companies;

    - announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

    - additions or departures of key personnel;

    - release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

    - potential litigation.

    Since our initial public offering of common stock in May 1999 through the date of this filing, the closing market price of our common stock on the Nasdaq National Market has ranged from a high of $86 per share to a low of $13.75 per share, indicating the extreme volatility in the market price of our common stock.

    In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would cause the prices of the Convertible Notes and our common stock to fall.

                        RISKS RELATED TO OUR SECURITIES

AS A RESULT OF THE CONVERTIBLE NOTES OFFERING, WE HAVE A SIGNIFICANT AMOUNT OF DEBT AND MAY HAVE INSUFFICIENT CASH FLOW TO SATISFY OUR DEBT SERVICE OBLIGATIONS. IN ADDITION, THE AMOUNT OF OUR DEBT COULD IMPEDE OUR OPERATIONS AND FLEXIBILITY.

    As a result of the Convertible Notes offering, we have a significant amount of debt and debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Convertible Notes, including from cash and cash equivalents on hand, we will be in default under the terms of the indenture under which the Convertible Notes were issued which could, in turn, cause defaults under our other existing and future debt obligations.

    Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

    - limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;

    - limiting our flexibility in planning for, or reacting to, changes in our business;

    - placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

    - making us more vulnerable to a downturn in our business or the economy generally;

    - requiring us to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, instead of contributing those funds to other purposes such as working capital and capital expenditures; and

    - requiring us to maintain specific financial ratios and comply with other restrictive covenants in our existing and future agreements governing our debt obligations.

    To be able to meet our debt service requirements we must successfully implement our business strategy. We cannot assure you that we will successfully implement our business strategy or that we will be able to generate sufficient cash flow from operating activities to meet our debt service obligations and working capital requirements. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors.

    If the implementation of our business strategy is delayed or unsuccessful, or if we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing. If we are unable to obtain such financing on terms that are acceptable to us, we could be forced to dispose of assets to make up for any shortfall in the payments due on our debt under circumstances that might not be favorable to realizing the highest price for those assets. A substantial portion of our assets consist of intangible assets, the value of which will depend upon a variety of factors, including without limitation, the success of our business. As a result, we cannot assure you that our assets could be sold quickly enough, or for amounts sufficient, to meet our obligations, including our obligations under the Convertible Notes.

WE MAY BE UNABLE TO REPURCHASE THE CONVERTIBLE NOTES UPON THE OCCURRENCE OF A CHANGE OF CONTROL.

    Upon the occurrence of a change of control of eToys, we are required to offer to repurchase all outstanding Convertible Notes. Although the indenture allows us, subject to satisfaction of certain conditions, to repurchase the Convertible Notes using shares of our common stock, if a change of control were to occur, our ability to repurchase the Convertible Notes with cash will depend on the availability of sufficient funds and compliance with the terms of any debt ranking senior to the Convertible Notes. Our failure to repurchase tendered Convertible Notes upon a change of control would constitute an event of default under the indenture, which could result in the acceleration of the maturity of the Convertible Notes and all of our other outstanding debt. These repurchase requirements may also delay or make it harder for others to obtain control of us.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE AND THE PRICE OF THE CONVERTIBLE NOTES TO FALL.

    If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market prices of the Convertible Notes and our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 1999, we had outstanding 119,591,045 shares of common stock and 20,823,316 options to acquire common stock, of which 4,036,342 options were vested and exercisable. Of the shares that are currently outstanding, 14,852,200 are freely tradeable in the public market, 102,738,847 are tradeable in the public market subject to the restrictions, if any, applicable under Rule 144 and Rule 145 of the Securities Act, and 1,999,998 are tradeable in the public market beginning on May 19, 2000 subject to the restrictions, if any, applicable under Rule 144 of the Securities Act. All shares acquired upon exercise of options will be freely tradeable in the public market.

    In general, under Rule 144 as currently in effect, a person who has beneficially owned restricted securities for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of (a) one percent of the number of shares of common stock then outstanding or (b) the average weekly trading volume of the common stock during the four calendar weeks preceding the sale. Sales under Rule 144 are also subject to requirements with respect to manner of sale, notice, and the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been our affiliate at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Although the holders of a substantial amount of our common stock are subject to selling restrictions contained in Rule 144, these restrictions do not significantly restrain trading in our common stock because the volume of trading in our common stock on a daily basis has resulted in a high volume limitation for Rule 144 purposes. Sales by our stockholders of a substantial amount of our common stock could adversely affect the market price of the Convertible Notes and our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments.

    INTEREST RATE RISK. We maintain a portfolio of highly liquid cash equivalents maturing in three months or less as of the date of purchase. Given the short-term nature of these investments, we believe we are not subject to significant interest rate risk with respect to these investments. Additionally, we are subject to interest rate risk related to our long-term debt, principally the Convertible Notes, notes payable and capital lease obligations. The Convertible Notes, notes payable and capital lease obligations bear interest at fixed rates, and their carrying amount approximates fair value based on borrowing rates currently available to us. As such, we believe that market risk arising from our long-term debt is not material.

    FOREIGN CURRENCY RISK. We currently have a wholly-owned subsidiary with operations in the United Kingdom. All sales and expenses incurred by the foreign subsidiary are denominated in the British pound, which is considered the functional currency. As such, we are exposed to foreign currency risk which arises in part from funding denominated in British pounds provided to the foreign subsidiary and from the translation of the foreign subsidiary's financial results into U.S. dollars during consolidation. As exchange rates vary, our results from operations and profitability may be adversely impacted. As of December 31, 1999, the effect of the foreign currency exchange rate fluctuations has not been material.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Note 5 Commitments and Contingencies in Part I, Item 1, Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On November 2, 1999, the Company issued a warrant to acquire up to 2,500 shares of the Company's common stock with an exercise price of $50.375 per share to Kinka Usher. The issuance of such warrant was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) thereof.

    On December 6, 1999 the Company issued and sold $150 million principal amount of 6.25% Convertible Subordinated Notes due December 1, 2004 (the "Convertible Notes"). The issuance of the Convertible Notes was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       10.1 Lease dated December 14, 1999 between the Company and Kilroy Realty, L.P.

       27.1 Financial Data Schedule

    (b) Reports on Form 8-K

    Current report on Form 8-K dated December 8, 1999 pertaining to the Company's private placement of $150 million principal amount of 6.25% Convertible Subordinated Notes due December 1, 2004 on December 6, 1999.

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

                                                       ETOYS INC.

                                                       By:             /s/ STEVEN J. SCHOCH
                                                            -----------------------------------------
                                                                         Steven J. Schoch
                                                                    SENIOR VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER

Dated:  February 11, 2000

                                 EXHIBIT INDEX

EXHIBITS
--------
                        Lease dated December 14, 1999 between the Company and Kilroy
 10.1                     Realty, L.P.

 27.1                   Financial Data Schedule