Form 10-K
period 2000-03-31
ETOYS INC
filed 2000-06-02
CIK 1052245

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-25709

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, par value $.0001 per share

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


Aggregate market value of voting stock held by
  non-affiliates of the registrant
  as of May 31, 2000........................................  $499,287,575
Number of shares of common stock outstanding as of May 31,
  2000......................................................   121,574,168

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   ETOYS INC.

                                   FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                     INDEX

                                                                            PAGE
                                                                          --------
                                 PART I

Item 1.     Business....................................................      3
Item 2.     Properties..................................................     32
Item 3.     Legal Proceedings...........................................     33
Item 4.     Submission of Matters to a Vote of Security Holders.........     33

                                PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder
              Matters...................................................     33
Item 6.     Selected Financial Data.....................................     34
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     35
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk...     45
Item 8.     Financial Statements and Supplementary Data.................     46
Item 9.     Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure..................................     90

                                PART III

Item 10.    Directors and Executive Officers of the Registrant..........     90
Item 11.    Executive Compensation......................................     90
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................     90
Item 13.    Certain Relationships and Related Transactions..............     90

                                PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................     90
Signatures..............................................................     93

PART I

ITEM 1.  BUSINESS

    THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN FORWARD-LOOKING STATEMENTS. SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FORWARD-LOOKING STATEMENTS."

GENERAL

    eToys Inc. (the "Company" or "we") is a leading Web-based retailer focused exclusively on children's products, including toys, video games, books, software, videos, music and baby-oriented products. Our online store, located at www.etoys.com, offers an extensive selection of competitively priced children's products, with over 100,000 SKUs. Through our wholly-owned subsidiary, BabyCenter, we offer Webby-award winning content and community for new and expectant parents and an online store with an extensive selection of baby-oriented products and supplies. In October 1999, we launched eToys.co.uk, which incorporates our technology and online store design and offers consumers in the United Kingdom over 5,000 SKUs of children's toys, software, videos and video games tailored to this market. In addition, in November 1999, we began offering services to all provinces of Canada through our eToys.com store, and in March 2000 we launched the BabyCenter brand in the United Kingdom, offering a content and community site for parents and expectant parents located at www.babycentre.co.uk. As of March 31, 2000, we had sold children's products to approximately 1.9 million customers.

    By combining our expertise in children's products and our commitment to excellent customer service with the benefits of Internet retailing, we are able to deliver a unique shopping experience to consumers, the key components of which include the following:

    CONVENIENT SHOPPING EXPERIENCE. Our online store provides customers with an easy-to-use Web site. It is available 24 hours a day, seven days a week and may be reached from the shopper's home or office. Our online store enables us to deliver a broad selection of products to customers in rural or other locations that do not have convenient access to physical stores. We also make the shopping experience convenient by categorizing our products into easy-to-shop departments. These include toys, video games, books, software, videos, music and baby. Our advanced search technology makes it easy for consumers to locate products efficiently based on pre-selected criteria depending upon the department. For example, by using a quick keyword search or a sophisticated product search in our toy department, a customer can search by any combination of age, category, keyword or price. We also make it easy to find age appropriate products through our shop by age feature.

    EXTENSIVE PRODUCT SELECTION AND INNOVATIVE MERCHANDISING. We offer a broad selection of children's products that would be economically or physically impractical to stock in a traditional store. We provide consumers with a comprehensive selection of both traditional, well-known brands, such as Mattel, Hasbro and LEGO, and specialty toy brands, such as BRIO, Discovery Toys and Learning Curve. In addition, we offer a broad selection of children's video games, books, software, videos, music and baby-oriented products. We strive to merchandise our store in a way that makes it as easy as possible for consumers to locate products. As a result, we have added numerous specialty boutiques designed to appeal to specific consumer interests such as hobbies, dolls and trains. We have also added a series of seasonal boutiques to enable consumers to easily locate seasonal specific items such as Halloween costumes and school supplies. In addition, the unique environment of the Internet enables us to dynamically adjust our merchandising strategy and product mix to respond to changing customer demand.

    HELPFUL AND USEFUL SHOPPING SERVICES. Through our online store, we offer helpful and useful services to assist our customers, who are generally adults purchasing for children. Many of these services are also designed to inform and involve children in the shopping experience. Our services include:

- PRODUCT REVIEWS AND RECOMMENDATIONS. To assist customers in selecting appropriate products, we provide regularly updated product recommendations through our FAVORITES BY AGE, FANTASTIC FINDS and our 200 TREASURES UNDER $20 recommended list of affordable toys. In addition, we feature product reviews and lists of award-winning products from prominent parenting and family publications as well as from organizations solely dedicated to children's products.

- MY ETOYS. Through My eToys, we personalize the customer's shopping experience by offering the following services:

    - BIRTHDAY REMINDERS, in which we notify shoppers of a child's birthday three weeks in advance via e-mail and offer age-appropriate gift recommendations;

    - WISH LISTS, in which parents and children can e-mail friends and family a list of a child's most desired toys, video games, books, software, videos, music and baby-oriented products;

    - GIFT REGISTRY, like a wedding registry, in which customers can purchase gifts without duplicating the purchases of other friends and family; and

    - ADDRESS BOOK, in which we record the addresses of people to whom our customers send gifts so they do not need to re-enter the same addresses multiple times.

- IN-STOCK NOTIFICATION. If a product is out of stock, our customers can request that we e-mail them when the product is back in stock. We believe this service helps customers avoid extended store-to-store searches for hard-to-find products.

- PRE-ORDER SERVICE. Our pre-order service gives consumers the opportunity to be one of the first to receive newly released video games, children's videos and music. Pre-order allows customers to place orders for new and highly sought after items on a first-come, first-served basis.

- PRODUCT NEWS. Our free monthly e-mail newsletters deliver updates about new products and services and special offers to our customers.

    EXCELLENT CUSTOMER SERVICE. We provide free pre- and post-sales support via both e-mail and toll-free telephone service during extended business hours. Once an order is made, customers can view order-tracking information on our Web site or contact our customer service department to obtain the status of their orders and, when necessary, resolve order and product questions. Furthermore, the customer service area of our Web site contains extensive information for first-time and repeat visitors. These include helpful hints in searching for, shopping for, ordering and returning our products. Through our East and West Coast distribution centers, we also strive to provide a high level of fulfillment services.

BUSINESS STRATEGY

    Our objective is to be the world's leading online retailer of children's products. Key elements of our strategy include the following:

    FOCUS ON ONLINE RETAILING OF CHILDREN'S PRODUCTS. We intend to become the primary place for consumers to purchase children's products by enhancing our current product offerings and expanding into additional categories. For example, in 2000, we plan to launch party goods and hobby stores as well as create new and distinct content areas focused on topics of interest to parents and children.

    BUILD STRONG BRAND RECOGNITION. We use online and offline marketing strategies to enhance our brand recognition. We focus our efforts primarily towards mothers, who we believe are the principal decision-makers for purchases of children's products.

    PURSUE WAYS TO INCREASE NET SALES. We intend to pursue new opportunities to increase our net sales by opening new departments, increasing product selection, adding more helpful and useful shopping services, and acquiring complementary businesses, products or technologies.

    PROMOTE REPEAT PURCHASES. We intend to maximize the number of repeat purchases by our customers by targeting existing customers through direct marketing techniques, building features unique to each individual customer and enhancing our customer service.

    EXPAND INTO ADDITIONAL INTERNATIONAL MARKETS. We currently offer children's products in the United States and Canada through our eToys.com online store and in the United Kingdom through our eToys.co.uk online store. We also offer content and community to parents and expectant parents through BabyCentre.co.uk. Our European operations are conducted through a Netherlands subsidiary, and we are exploring opportunities to separately finance its operations and plan to continue expanding internationally in a manner consistent with the availability and extent of such financing opportunities.

    MAINTAIN OUR TECHNOLOGY FOCUS AND EXPERTISE. We intend to enhance our service offerings to take advantage of the unique characteristics of online retailing. We plan to increase the efficiency of our relationships with product vendors and manufacturers and our distribution operations.

CORPORATE INFORMATION

    We were incorporated as Toys.com in Delaware in November 1996. In May 1997, we changed our name to eToys.com Inc., and in June 1997, we changed our name to eToys Inc. Our corporate offices are located at 3100 Ocean Park Blvd., Suite 300, Santa Monica, CA 90405. Our telephone number at that location is
(310) 664-8100.

    Information contained on our Web sites is not part of this Annual Report on Form 10-K.

THE ETOYS ONLINE RETAIL STORE

    We designed our online retail store to be the primary place for consumers to purchase children's products. We believe our attractive, easy-to-use, online store offers consumers a unique and enjoyable shopping experience as compared to traditional store-based retailers. The look-and-feel of our Web site is playful and entertaining, and navigation is consistent throughout. A consumer shopping on our Web site can, in addition to ordering products, browse the different departments of our store, conduct targeted searches, view recommended products, visit our Gift Center, participate in promotions and check order status. In contrast to a traditional retail store, the consumer can shop in the comfort and convenience of his or her home or office.

    OUR STORE DEPARTMENTS

    We categorize products into different departments, including toys, video games, books, software, videos, music and baby. Within each department, products are organized by brand, such as Mattel and Hasbro, by category, such as games, plush toys and dolls, and by our recommendations, such as bestsellers and favorites. The following is a summary of each of these departments:

    TOYS. Since inception, we have focused on becoming the leading online retailer of quality children's toys. We believe that we offer the largest selection of toys available on the Internet. We provide a comprehensive selection of both traditional, well-known brands, such as Mattel, Hasbro and LEGO, and specialty toy brands, such as BRIO, Discovery Toys and Learning Curve. We individually select and test many of our toys before adding them to our online store collection to ensure quality.

    VIDEO GAMES. Through our video game department, we offer an extensive selection of game titles, including bestsellers and new releases, for the popular Sega Dreamcast, Sony PlayStation, Nintendo 64 and Game Boy platforms. We provide both Entertainment Software Rating Board ratings and our own ratings for each video game with respect to content, language and level of violence. In addition, we sell video game hardware and recommended accessories.

    BOOKS. Through our children's book department, we offer more than 80,000 titles at competitive prices. We categorize books by age, favorite character, series, subject, author and our recommendations. We attempt to bring the books to life by providing thorough content descriptions and in many instances actual sample pages. Additionally, just like the neighborhood book store, we offer author interviews and autographed books from some of the most popular children's authors.

    SOFTWARE. Through our children's software department, we offer a wide selection of software with an emphasis on educational titles. We organize our software into easy-to-use and understandable categories.

    VIDEOS. Through our children's video department, we offer videos for children that are organized into easy-to-shop categories. We feature a variety of well-known titles from popular television series, as well as award-winning independent releases.

    MUSIC. Through our children's music department, we offer an extensive assortment of children's music in both cassette and CD format. Unlike most retailers, we organize our children's music into different categories by subject. We feature a variety of popular children's music categories, including books on tape, educational, holiday, lullabies and bedtime, rock for kids, soundtracks, storytelling and Sesame Street. We also carry music from artists associated with independent labels. We listen to many of our music products in order to create helpful product descriptions and recommendations.

    BABY. Through our BabyCenter site, we offer a broad assortment of products, including car seats, baby carriers, clothes, bottles, nursery decor and maternity gear. We provide expectant mothers and mothers both traditional, well-known and specialty brands.

    SHOPPING AT OUR STORE

    We believe that the sale of children's products over the Web can offer attractive benefits to consumers. These include enhanced selection, convenience, ease-of-use, depth of content and information, and competitive pricing. Key features of our online store include:

    BROWSING. Our Web site offers visitors a variety of highlighted subject areas and special features arranged in a simple, easy-to-use format intended to enhance product search, selection and discovery. By clicking on the permanently displayed department names, the consumer moves directly to the home page of the desired department and can quickly view promotions and featured products. Customers can use a quick keyword search in order to locate a specific product. They can also execute more sophisticated searches based on pre-selected criteria depending upon the department. In addition, customers can browse our online store by hot-linking to specially designed pages dedicated to products from key national and specialty brands. Customers can also hot-link to pages featuring key product categories such as construction toys, just-for-girls software and movie soundtrack music.

    GETTING PRODUCT ANSWERS. One of the unique advantages of an Internet retail store is the ability to provide product information and editorial content. On our Web site customers can find detailed product information, including product descriptions, manufacturers' and merchants' age recommendations, product packaging, battery requirements, a list of accessories and related products that are available, product awards and customer reviews. We also provide editorial content for our customers through regularly updated product recommendations, including FAVORITES BY AGE, FANTASTIC FINDS and 200 TREASURES UNDER $20. Furthermore, on our Web site we highlight award-winning products from prominent parenting and family publications as well as from organizations solely dedicated to children's products.

    FINDING A GIFT. Through our gift services, consumers can obtain gift recommendations by age and obtain information on a variety of child-appropriate gift wrap styles and personalized message cards to accompany the gift. In addition, we offer a birthday reminder service, in which we notify shoppers of a child's birthday three weeks in advance via e-mail and proactively offer age-appropriate recommendations to help our busy shoppers. We also provide a children's wish list service, in which parents and children can e-mail friends and family a list of a child's most desired gifts, and a gift registry service, which is similar to our wish list service but helps friends and families avoid duplicate purchases. We also sell electronic gift certificates, which typically arrive within 24 hours of placing an order.

    SELECTING A PRODUCT AND CHECKING OUT. To purchase products, customers simply click on the "add to cart" button to add products to their virtual shopping cart. Customers can add and subtract products from their shopping cart as they browse around our store, prior to making a final purchase decision, just as in a physical store. Because we maintain a fully-integrated inventory system and stock each item we sell, we are able to notify customers in real-time whether a selected product is currently in stock. To execute orders, customers click on the "checkout" button and, depending upon whether the customer has previously shopped with us, are prompted to supply shipping details online. We also offer customers a variety of gift wrapping and shipping options during the checkout process. Prior to finalizing an order by clicking the "submit" button, customers are shown their total charges along with the various options chosen at which point customers still have the ability to change their order or cancel it entirely.

    PAYING. To pay for orders, a customer must use a credit card, which is authorized during the checkout process, but which is charged when we ship the customer's items from our distribution facilities. Our Web site uses a security technology that works with the most common Internet browsers and makes it virtually impossible for unauthorized parties to read information sent by our customers. Our system automatically confirms receipt of each order via e-mail within minutes and notifies the customer when we ship the order. We also offer our customers a money-back return policy.

    GETTING HELP. From every page of our Web site, a customer can click on a "help" button to go to our customer service area. The customer service area of our Web site contains extensive information for first-time and repeat visitors. In this area, we assist customers in searching for, shopping for, ordering and returning our products as well as provide information on our low price guarantee, shipping charges and other policies. We also offer our customers a guided tour of our site to help them learn how to shop our store. In addition, we provide customers with answers to the most frequently asked questions and encourage our visitors to send us feedback and suggestions via e-mail. Furthermore, customer service agents are available to answer questions about products and the shopping process during extended business hours via our toll-free number, which is displayed in the customer service area of our Web site.

OTHER WEB SITES OPERATED BY ETOYS

    BABYCENTER.COM. On July 1, 1999, eToys acquired BabyCenter, a Web-based business that offers a wide variety of information, products and interactive forums focused on and serving expectant mothers and new parents. Visitors to the BabyCenter Web site can read health articles and parenting news, interact online with other families and purchase a wide selection of baby-oriented products and supplies. BabyCenter is one of the Web's most complete resources on preconception, pregnancy, babies and toddlers. BabyCenter generally begins to develop relationships with expectant parents before the baby is born by providing informative and valuable content from world-renowned organizations and expert individuals on one of life's most important decisions. During pregnancy and once the child is born, BabyCenter deepens its relationship with expectant parents and parents by providing weekly e-mail newsletters that highlight articles dealing with issues and questions that are relevant to the mother's stage of pregnancy or the age of her baby. In order to ensure the reliability of all content produced on the BabyCenter Web site, BabyCenter has set up a medical advisory board to review all content prior to its usage.

    In February 2000, we announced that we were uniting our baby businesses, which then consisted of BabyCenter and the Baby Store at eToys, under the BabyCenter brand. As part of this initiative, we have directed all eToys customers seeking baby-related content and commerce to the BabyCenter.com site. In addition, in order to enhance operating efficiencies, we will move all BabyCenter commerce functions, such as distribution and customer service, from San Francisco to Southern California. The transition, which is expected to be completed during the summer of 2000, will reduce overlapping positions at BabyCenter and relocate other positions to eToys.

    In January 2000, we completed the sale of substantially all of the assets and related liabilities of BabyCenter's Consumer Health Interactive division for approximately $20 million in a combination of cash and registrable securities. CHI is a resource for health plans looking to use the Internet to attract and retain members.

    INTERNATIONAL. In October 1999, we launched eToys.co.uk, which incorporates our technology and online store design and offers consumers in the United Kingdom over 5,000 SKUs of toys, software, videos and video games. In addition, in November 1999, we began serving all provinces of Canada through our eToys.com store, and in March 2000 we launched the BabyCenter brand in the United Kingdom, offering a content and community site for parents and expectant parents located at www.babycentre.co.uk.

MERCHANDISING

    We believe that the breadth and depth of our product selection, together with the flexibility of our online store and our range of helpful and useful shopping services, enable us to pursue a unique merchandising strategy. We provide an extensive selection of children's products. These include traditional mass market toys, specialty toys and a broad selection of related children's products, including video games, books, software, videos, music and baby-oriented products, that would be economically impractical to stock in a traditional store. We focus exclusively on children's products and we individually select and test many of the products in our online store to ensure quality. This level of product evaluation enables us to deliver valuable additional product information to our shoppers. For example, we are able to develop detailed and helpful descriptions and our own recommendations by age for many of the products in our online store.

    Unlike store-based retail formats, our online store provides us significant flexibility with regard to the organization and presentation of our product selection. Our easy-to-use Web site allows customers to browse our product selection by brand, age, product category and price, as well as by combinations of these attributes. For example, a customer can easily search for science-oriented toys designed for eight-year-old children or view all Barbie dolls and related accessories without consulting store personnel or walking multiple aisles within one or more traditional stores. Our online store enables us to dynamically adjust our product mix to respond to changing customer demand. In addition, our online store gives us flexibility in featuring or promoting specific toys without having to alter the physical layout of a store.

    We strive to merchandise our store in a way that makes it as easy as possible for consumers to locate products. As a result, we have added numerous specialty boutiques designed to appeal to specific consumer interests such as hobbies, dolls and trains. We have also added a series of seasonal boutiques to enable consumers to easily locate seasonal specific items such as Halloween costumes and our Summer Shop. In addition, we entered into an agreement with Discovery Toys, a premier direct seller of children's developmental products, to become the exclusive online distributor of their educational toys. Through our Discovery Toys boutique, parents can easily find products by age, developmental benefits, bestsellers and award winners.

    To encourage purchases, we feature various promotions on a rotating basis throughout the store and continually update our online recommendations. We also actively create and maintain pages that are artistically designed to highlight the most prominent product brands we sell in our different departments. We believe this content-based merchandising provides us with an excellent opportunity to cross-sell a brand across our departments and promote impulse purchases by customers. Finally, our range of helpful and useful shopping services such as our Gift Center, our "Birthday Gifts Made Easy", our recommendations and our 200 TREASURES UNDER $20 feature enable us to display and promote our product selection in a flexible and targeted manner.

    We believe that our merchandising strategy provides a unique selling opportunity for our vendors. We are able to offer all our vendors access to purchasers of children's products regardless of the size or influence of the individual vendor.

MARKETING AND PROMOTION

    Our marketing and promotion strategy is designed to:

- build brand recognition;

- increase consumer traffic to our store;

- add new customers;

- build strong customer loyalty;

- maximize repeat purchases; and

- develop additional ways to increase our net sales.

    Through our advertising and promotions, we target adult purchasers of children's products, with a focus on mothers. We believe that mothers are the principal decision-makers in purchases of children's products and strongly influence children's products purchases by family and friends. We use offline and online marketing strategies to maximize customer awareness and enhance brand recognition. Our marketing agreements generally provide for us to be the preferred online toy retailer on the sites of these providers. We also generally have the right to place banner advertisements and integrated links to our store on specified children-related or other particular pages or through keyword searches. In addition, we advertise on the sites of major online portals.

    Pursuant to a marketing agreement with AOL, the leading Internet online service provider, entered into in August 1999, we are a premiere AOL provider of children's products featured on the AOL Network, with "anchor" positions in such shopping areas as toys, educational toys, kid and infant gear and electronic games. Furthermore, under the agreement, AOL has committed that AOL users will access the online areas promoting eToys a specified number of times. Over the 3-year term of the agreement, we are obligated to make quarterly payments of $1.5 million to AOL, or a total of $18 million during the term of the agreement. In addition, to the extent new customers arriving from AOL exceed 1,800,000, we are required to pay $10 for each new customer arriving from AOL. We have also agreed to offer for sale a substantial selection of children's products, to offer special deals to AOL users through the AOL online area, and to manage, operate and support such children's toy products. The agreement with AOL expires in August 2002; however, AOL may terminate the agreement earlier in the event we materially breach the agreement, if we are acquired by a competitor of AOL or in the event of bankruptcy or insolvency or similar adverse financial events specified in the agreement.

    We use traditional offline advertising, including television advertising, print advertising and billboard advertising in major markets. In
September 1999, we initiated a new national television, print and billboard advertising campaign under the slogan, "eToys. Where Great Ideas Come to You," which is intended to communicate our role as a parents' ally and to underscore the ease and convenience of online shopping. It also demonstrates to consumers our focus on kids and the Internet.

    We seek to enter into strategic promotional initiatives with highly recognized family-oriented brand names as a way to build brand recognition. During the second half of calendar 1999, we entered into such relationships with Rosie O'Donnell, McDonald's, Lego, GapKids and babyGap, Visa U.S.A. and the Marine Corps' Toys for Tots program. Through our relationship with Rosie O'Donnell, we created Rosie's Readers, a literacy initiative that is intended to promote kids' interests in books and serve as a fundraising platform for Ms. O'Donnell's "For All Kids Foundation," a children's-oriented charity. In connection with the program, Ms. O'Donnell makes four book selections each month, which are regularly featured on "The Rosie O'Donnell Show" and the eToys Web site, and we donate the profits generated from Rosie's selections to her charity. We also entered into an in-store and online cross-promotion with GapKids and babyGap for the 1999 holiday season and in connection with our summer 2000 advertising campaign which offers customers of GapKids and babyGap stores and Web sites a $10 eToys gift certificate with any purchase of $75 or more. Similarly, customers who spend $75 or more at our store receive a $10 gift certificate for GapKids and babyGap stores and Web sites.

    We use our in-house newsletters to alert customers to important developments at our store. We currently produce three newsletters each month. Our main newsletter is "Now Playing at eToys", which notifies customers about new helpful and useful shopping services, new products and special offers. We offer our customers the option of choosing a child's age and gender for this e-mail so that we can make appropriate product recommendations. Our second newsletter is "Reading Adventures", which delivers recommendations for children's books based on age and reading level. Our final newsletter, "The Gamer's Bulletin", keeps our video game customers up-to-date on new video games by platform.

    To direct traffic to our Web site, we have created inbound links that connect directly to our Web site from other sites. Potential customers can simply click on these links to become connected to our Web site from search engines and community and affinity sites. In addition, in order to increase exposure on the Internet and directly generate sales, we have an affiliates program. Under this program, we pay our registered affiliates a referral fee for each new customer who makes a purchase at our Web site.

OPERATIONS

    We obtain products from a network of large and small vendors, manufacturers and distributors. We carry inventory of the products available for sale on our Web site. We currently conduct our distribution operations through five facilities operated by us, consisting of an approximately 105,000 square foot facility in Commerce, California; an approximately 438,500 square foot facility in Pittsylvania County, Virginia; an approximately 272,000 square foot facility in Greensboro, North Carolina; an approximately 75,000 square foot facility in San Francisco, California; and an approximately 46,000 square foot facility in Swindon, England. Commencing in the fall of 2000, we also plan to conduct distribution operations from an approximately 763,000 square foot facility in Ontario, California that is currently being developed, to augment our Virginia facility with an additional 715,000 square foot facility adjacent to the existing facility, and to cease distribution operations at the San Francisco facility described above. We have also entered into a lease for an approximately 108,000 square foot distribution facility in Belgium. We send orders from our Web sites to our distribution facilities over secure connections and warehouse management systems that optimize the pick, pack and ship process. The warehouse management system provides the Web site with data on inventory receiving, shipping, inventory quantities and inventory location, which enables us to display information about the availability of the products on our Web site. The management system also enables us to offer a variety of gift wrap choices, custom gift cards and custom to/from labels for each individual gift. In addition, we offer an order tracking service for our customers on our Web site.

    We offer three levels of shipping service in the United States: standard, premium and express. We have developed relationships with United Parcel Service, the United States Postal Service and Federal Express to maximize our overall service level to all 50 states. Priority orders are flagged and expedited through our distribution processes. These capabilities are required due to the time-sensitive nature of the gifts that we deliver to our customers.

    Our operations functions, including inventory purchasing, distribution fulfillment functions, customer service functions and other related activities, are conducted through our distribution subsidiary, eToys Distribution, LLC.

CUSTOMER SERVICE

    We believe that a high level of customer service and support is critical to retaining and expanding our customer base. Our customer service representatives are available 24 hours a day, seven days a week to provide assistance via e-mail or telephone. We strive to answer all customer inquiries within 24 hours. Our customer service representatives handle questions about orders, assist customers in finding desired products and register customers' credit card information over the telephone. Our customer service representatives are a valuable source of feedback regarding user satisfaction. Our customer service operations consist of both our internal, self-operated customer service department and certain third-party service providers. We also use BizRate, an online market research company, to obtain monthly customer feedback. Our Web site also contains a customer service page that outlines store policies and provides answers to frequently asked questions.

OPERATIONS AND TECHNOLOGY

    We have implemented a broad array of scaleable site management, search, customer interaction, distribution services and systems that we use to process customers' orders and payments. These services and systems use a combination of our own technologies and commercially available, licensed technologies. The systems that we use to process customers' orders and payments are integrated with our accounting and financial systems. We focus our internal development efforts on creating and enhancing specialized software that is unique to our business. We use a set of applications for:

- accepting and validating customer orders;

- organizing, placing and managing orders with suppliers;

- receiving product and assigning it to customer orders; and

- managing shipment of products to customers based on various ordering criteria.

    Our systems have been designed based on industry standard architectures and have been designed to reduce downtime in the event of outages or catastrophic occurrences. Our systems provide 24-hour-a-day, seven-day-a-week availability. Our system hardware is hosted at third-party facilities in Sunnyvale, California, and Herndon, Virginia, which provide redundant communications lines and emergency power backup. We have implemented load balancing systems and our own redundant servers to provide for fault tolerance. We have also created a Network Operations Center through which we continually test and monitor the operation of our Web site in order to promptly identify any deficiency or failure in our systems.

    Web site and technology expenses were $3.6 million and $43.4 million in the fiscal years ended March 31, 1999 and 2000, respectively. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to:

- adapt to rapidly changing technologies;

- adapt our services to evolving industry standards; and

- continually improve the performance, features and reliability of our service in response to competitive service and product offerings and evolving demands of the marketplace.

GOVERNMENT REGULATION

    We are subject to federal, state and local regulations pertaining to consumer protection (such as the Federal Trade Commission's Mail and Telephone Order Rule), electronic commerce and online privacy (such as the Children's Online Privacy Protection Act) and general business regulations. Furthermore, because of the increasing popularity of the Internet, it is likely that a number of additional laws and regulations will be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Further, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. The Federal Trade Commission and several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. The adoption of additional consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services. In addition, any failure by us to comply with the rules and regulations promulgated by the Federal Trade Commission or other governmental authorities could result in action being taken against us that could have a material adverse effect on our business and results of operations.

    We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

    In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in California. Our failure to qualify in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

COMPETITION

    The online commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net sales and results of operations. Current and new competitors can enter our market with little difficulty and can launch new Web sites at a relatively low cost. In addition, the children's products industries, including toys, video games, software, video, books, music and baby-oriented products, are intensely competitive.

    We currently or potentially compete with a variety of other companies, including:

- other online companies that include children's and baby products as part of their product offerings, such as Amazon.com, Barnesandnoble.com, CDnow, Beyond.com, Reel.com, iBaby, BabyCatalog.com, iVillage and Women.com;

- traditional store-based toy and children's and baby product retailers such as Toys R Us, FAO Schwarz, Zany Brainy, babyGap, GapKids, Gymboree, KB Toys, The Right Start and Babies R Us;

- major discount retailers such as Wal-Mart, Kmart and Target;

- online efforts of these traditional retailers, including the online stores operated by Toys R Us, Wal-Mart, FAO Schwarz, babyGap, GapKids, KB Toys (i.e., KB Kids) and Gymboree;

- physical and online stores of entertainment entities that sell and license children's and baby products, such as The Walt Disney Company and Warner Bros.;

- catalog retailers of children's and baby products and products for toddlers and expectant mothers;

- vendors or manufacturers of children's and baby products that currently sell some of their products directly online, such as Mattel and Hasbro;

- Internet portals and online service providers that feature shopping services, such as AOL, Yahoo!, Excite and Lycos; and

- various smaller online retailers of children's and baby products, such as Smarterkids.com.

    We believe that the following are principal competitive factors in our market:

- brand recognition;

- selection;

- convenience;

- price;

- speed and accessibility;

- customer service;

- quality of site content; and

- reliability and speed of order shipment.

    Many traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these competitors can devote substantially more resources to Web site development than we can. In addition, larger, well-established and well-financed entities may join with online competitors or publishers or suppliers of children's products, including toys, video games, software, videos, books, music and baby-oriented products, as the use of the Internet and other online services increases.

    Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Some of our competitors such as Toys R Us and Wal-Mart have significantly greater experience in selling children's toys, video games, software, videos and music products.

    Our online competitors are particularly able to use the Internet as a marketing medium to reach significant numbers of potential customers. Finally, new technologies and the expansion of existing technologies, such as price comparison programs, may increase competition.

INTELLECTUAL PROPERTY

    We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. These include confidentiality, invention assignment and nondisclosure agreements with our employees, contractors, suppliers and strategic partners. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and internationally. However, effective intellectual property protection may not be available in every country in which our services are made available online.

    We have licensed various proprietary rights to third parties. We attempt to ensure that these licensees maintain the quality of our brand. However, these licensees may nevertheless take actions that materially adversely affect the value of our proprietary rights or reputation. We also rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

    We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim of infringement against us could have a material adverse effect upon our business, results of operations and financial condition.

EMPLOYEES

    As of March 31, 2000, we had 940 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

    Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, none of whom are bound by an employment agreement requiring service for any defined period of time. The loss of services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success also depends in part upon our continued ability to attract, hire, train and retain highly qualified technical, sales and managerial personnel. Competition of such personnel is intense and there can be no assurance that we can retain our key personnel in the future.

ADDITIONAL FACTORS THAT MAY AFFECT RESULTS

    THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS ANNUAL REPORT SHOULD BE CAREFULLY CONSIDERED. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

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

    WE ANTICIPATE FUTURE LOSSES AND NEGATIVE CASH FLOW.

    We expect operating losses and negative cash flow to continue for the foreseeable future. Among other things, the sources of such losses will include costs and expenses related to:

- brand development, marketing and other promotional activities;

- the expansion of our inventory management and distribution operations;

- the continued development of our Web site and consumer-driven technology, transaction processing systems and our computer network;

- the expansion of our product offerings and Web site content;

- development of relationships with strategic business partners;

- international expansion of our operations; and

- assimilation of operations and personnel acquired with BabyCenter

    As of March 31, 2000, we had an accumulated deficit of $220.5 million. We incurred net losses of $48.4 million for the quarter ended March 31, 2000 and $189.6 million for the year ended March 31, 2000.

    Also, as a result of our acquisition of BabyCenter, we have recorded a significant amount of goodwill, the amortization of which will significantly reduce our earnings and profitability for the foreseeable future. The recorded goodwill of approximately $189.0 million is being amortized over a five-year period. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to earlier write-off. In such event, our net loss in any given period could be greater than anticipated.

    Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future. For more details, see Item 6., "Selected Financial Data" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    ANY FAILURE BY US TO SUCCESSFULLY EXPAND OUR DISTRIBUTION OPERATIONS WOULD HAVE A MATERIAL ADVERSE EFFECT ON US.

    Any failure by us to successfully expand our distribution operations to accommodate increases in demand and customer orders would have a material adverse effect on our business prospects, financial condition and operating results. Under such circumstances, the material adverse effects may include, among other things, an inability to increase net sales in accordance with the expectations of securities analysts and investors; increases in costs that we may incur to meet customer expectations; increases in fulfillment expenses if we are required to rely on more expensive fulfillment systems than anticipated or incur additional costs for balancing merchandise inventories among multiple distribution facilities; loss of customer loyalty and repeat business from customers if they become dissatisfied with our delivery services; and damage to our reputation and brand image arising from uncertainty with respect to our distribution operations. These risks are greatest during the fourth calendar quarter of each year, when our sales increase substantially relative to other quarters and the demand on our distribution operations increases proportionately. In addition, consistent with industry practice for online retailers, we notify our customers via our Web site that we cannot guarantee all products ordered after a specified date in December will be delivered by Christmas day, which may deter potential customers from purchasing from us following that date. Since our limited operating history makes it difficult to accurately estimate the number of orders that may be received during the fourth calendar quarter, we may experience either inadequate or excess fulfillment capacity during this quarter, either of which could have a material adverse impact on us. The occurrence of one or more of these events would be likely to cause the market price of our securities to decline.

    We currently conduct our distribution operations through five facilities operated by us, consisting of an approximately 105,000 square foot facility in Commerce, California; an approximately 438,500 square foot facility in Pittsylvania County, Virginia; an approximately 272,000 square foot facility in Greensboro, North Carolina; an approximately 75,000 square foot facility in San Francisco, California; and an approximately 46,000 square foot facility in Swindon, England. Commencing in the fall of 2000, we also plan to conduct distribution operations from an approximately 763,000 square foot facility in Ontario, California that is currently being developed, to augment our Virginia facility with an additional 715,000 square foot facility adjacent to the existing facility, and to cease distribution operations at the San Francisco facility described above. We have also entered into a lease for an approximately 108,000 square foot distribution facility in Belgium. On March 31, 2000, we terminated our relationship with Fingerhut Business Services, Inc., a third-party provider of distribution services. We have in the past and continue to devote substantial resources to the expansion of our distribution operations. This expansion may cause disruptions in our business as well as unexpected costs. We are not experienced with coordinating and managing distribution operations in geographically distant locations. This may result in increased costs as we seek to meet customers' expectations, balance merchandise inventories among our distribution facilities and take other steps that may be necessary to meet the demands placed on our distribution operations, particularly during the fourth calendar quarter of the year. Despite the fact that we devote substantial resources to the expansion and refinement of our distribution operations, there can be no assurance that our existing or future distribution operations will be sufficient to accommodate increases in demand and customer orders.

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

    OUR OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT. IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR SECURITIES MAY DECLINE SIGNIFICANTLY.

    Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results are volatile and difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our securities may decline significantly.

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

    A number of factors will cause our gross margins to fluctuate in future periods, including the mix of children's products, including toys, video games, books, software, videos, music and baby-oriented products sold by us, inventory management, inbound and outbound shipping and handling costs, the level of product returns and the level of discount pricing and promotional coupon usage. Any change in one or more of these factors could reduce our gross margins in future periods. For more details, see Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    Due to our limited operating history, it is difficult to predict the seasonal pattern of our sales and the impact of such seasonality on our business and financial results. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and warehousing and order shipment activities and may cause a shortfall in net sales as compared to expenses in a given period. For more details, see the Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

    In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the first calendar quarter of each year, after we have significantly increased inventory levels for the holiday season. We believe that this risk will increase as we open new departments or enter new product categories due to our lack of experience in purchasing products for these categories. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any such increase would subject us to additional inventory risks. For more details, see Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    Our rapid growth in personnel and operations has placed, and will continue to place, a significant strain on our management, information systems and resources. In addition, with the acquisition of BabyCenter, we added over 160 new employees, including managerial, technical and operations personnel, and have been required to assimilate substantially all of BabyCenter's operations into our operations. Further, during 1999 and 2000, we continued to expand our distribution operations, which now include five facilities operated by us, consisting of an approximately 105,000 square foot facility in Commerce, California; an approximately 438,500 square foot facility in Pittsylvania County, Virginia; an approximately 272,000 square foot facility in Greensboro, North Carolina; an approximately 75,000 square foot facility in San Francisco, California; and an approximately 46,000 square foot facility in Swindon, England. Commencing in the fall of 2000, we also plan to conduct distribution operations from an approximately 763,000 square foot facility in Ontario, California that is currently being developed, to augment our Virginia facility with an additional 715,000 square foot facility adjacent to the existing facility, and to cease distribution operations at the San Francisco facility described above. We have also entered into a lease for an approximately 108,000 square foot distribution facility in Belgium. This expansion may cause disruptions in our business as well as unexpected costs. We are not experienced with coordinating and managing distribution operations in geographically distant locations.

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

    RISK OF INTERNATIONAL EXPANSION

    In October 1999, we launched eToys.co.uk, which serves customers in the United Kingdom, and in November 1999, we began serving all provinces of Canada through our eToys.com store. We also offer content and community to parents and expectant parents through BabyCentre.co.uk. Our European operations are conducted through a Netherlands subsidiary, and we are exploring opportunities to separately finance its operations and will continue to expand our presence in foreign markets in a manner consistent with the availability and extent of such financing opportunities.

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

- traditional store-based toy and children's and baby products retailers such as Toys R Us, FAO Schwarz, Zany Brainy, babyGap, GapKids, Gymboree, KB Toys, The Right Start and Babies R Us;

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

- various smaller online retailers of children's and baby products, such as Smarterkids.com.

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

    We are vulnerable to natural disasters and other unanticipated problems that are beyond our control. Our office facilities in Southern California, Northern California and London, England, house substantially all of our product development and information systems. Our third-party Web site hosting facilities located in Sunnyvale, California and Herndon, Virginia, house substantially all of our computer and communications hardware systems. Our distribution facilities located in California, North Carolina, Virginia and England house substantially all of our product inventory. A natural disaster, such as an earthquake, or harsh weather or other comparable problems that are beyond our control could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders. Any such interruptions or delays at these facilities would reduce our net sales. In addition, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In addition, the failure by the third-party facilities to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could result in interruptions in our service. The occurrence of any or all of these events could damage our reputation and brand and impair our business.

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

    Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins, denial of service attacks and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.

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

    INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD IMPAIR OUR BUSINESS.

    Other parties may assert infringement or unfair competition claims against us. In the past, a toy distributor using a name similar to ours sent us notice of a claim of infringement of proprietary rights, which claim was subsequently withdrawn. We have also received a claim from the holders of a home shopping video catalog patent and a remote query communication system patent that our Internet marketing program and Web site operations, respectively, infringe such patents, and BabyCenter has received a claim from the holder of an automated registry patent that its Web site infringes such patent. We expect to receive other notices from other third parties in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past or future assertions or prosecutions will harm our business. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could impair our business.

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

    The loss of the services of one or more of our key personnel could seriously interrupt our business. We depend on the continued services and performance of our senior management and other key personnel, particularly Edward C. Lenk, our President, Chief Executive Officer and Chairman of the Board. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel as well as the successful integration of BabyCenter's management with our senior management team. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. We do not have "key person" life insurance policies covering any of our employees.

    THERE ARE RISKS ASSOCIATED WITH THE BABYCENTER MERGER AND OTHER POTENTIAL ACQUISITIONS. AS A RESULT, WE MAY NOT ACHIEVE THE EXPECTED BENEFITS OF THE BABYCENTER MERGER AND OTHER POTENTIAL ACQUISITIONS.

    We may not realize the anticipated benefits from the BabyCenter merger.

    In February 2000, we announced that we were uniting our baby businesses, which then consisted of BabyCenter and the Baby Store at eToys, under the BabyCenter brand. As part of this initiative, we have directed all eToys customers seeking baby-related content and commerce to the BabyCenter.com site. In addition, we will move all BabyCenter commerce functions, such as distribution and customer service, from San Francisco to Southern California. The transition, which is expected to be completed during the summer of 2000, will reduce overlapping positions at BabyCenter and relocate other positions to eToys.

    We may not be able to successfully assimilate BabyCenter's additional personnel, operations, acquired technology and products into our business. The merger may further strain our existing financial and managerial controls and reporting systems and procedures. In addition, key BabyCenter personnel may decide not to work for us. These difficulties could disrupt our ongoing business, distract management and employees or increase our expenses. Further, the physical expansion in facilities that has occurred as a result of this merger may result in disruptions that seriously impair our business. In particular, we have operations in multiple facilities in geographically distant areas. We are not experienced in managing facilities or operations in geographically distant areas.

    If we are presented with appropriate opportunities, we intend to make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we buy another company, we will likely face the same risks, uncertainties and disruptions as discussed above with respect to the BabyCenter merger. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which would be dilutive to us or our existing securityholders and could affect the price of our securities.

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

    Our Amended and Restated Certificate of Incorporation and Bylaws do not provide for the right of stockholders to act by written consent without a meeting or for cumulative voting in the election of directors. In addition, our Amended and Restated Certificate of Incorporation permits the Board of Directors to issue preferred stock with voting or other rights without any stockholder action. Commencing on the record date for our first annual meeting of stockholders on which we have at least 800 stockholders, which is expected to be the record date for our annual meeting held in 2000, our Amended and Restated Certificate of Incorporation provides for the Board of Directors to be divided into three classes, with staggered three-year terms. As a result, only one class of directors will be elected at each annual meeting of stockholders. Each of the two other classes of directors will continue to serve for the remainder of its respective three-year term. These provisions, which require the vote of stockholders holding at least a majority of the outstanding common stock to amend, may have the effect of deterring hostile takeovers or delaying changes in our management.

    IF WE ARE UNABLE TO ACQUIRE THE NECESSARY WEB DOMAIN NAMES, OUR BRAND AND REPUTATION COULD BE DAMAGED AND WE COULD LOSE CUSTOMERS.

    We may be unable to acquire or maintain Web domain names relating to our brand in the United States and other countries in which we may conduct business. As a result, we may be unable to prevent third parties from acquiring and using domain names relating to our brand. Such use could damage our brand and reputation and take customers away from our Web site. We currently hold various relevant domain names, including the "eToys.com" domain name. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Such changes in the United States are expected to include the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names.

    WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS IF GOVERNMENT REGULATION INCREASES.

    The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material, and the Federal Trade Commission's Children's Online Privacy Protection Act became effective April 21, 2000. The European Union recently enacted its own privacy regulations. In addition, we are subject to existing federal, state and local regulations pertaining to consumer protection, such as the Federal Trade Commission's Mail and Telephone Order Rule. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. Any failure by us to comply with rules and regulations applicable to our business could result in action being taken against us that could have a material adverse effect on our business and results of operations.

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

    WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

    We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our outstanding securities and our stockholders will experience additional dilution. We require substantial working capital to fund our business. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. Significant volatility in the stock markets, particularly with respect to Internet stocks, may increase the difficulty of raising additional capital. Although we believe that current cash, cash equivalents and cash that may be generated from operations will be sufficient to meet our anticipated cash needs through March 31, 2001, there can be no assurance to that effect.

    THE MARKET PRICES OF OUR SECURITIES MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL SECURITYHOLDERS.

    The market prices for our securities have been and are likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control:

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

- volatility in the stock markets, particularly with respect to Internet stocks, and decreases in the availability of capital for Internet-related businesses;

- announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

- additions or departures of key personnel;

- release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

- potential litigation.

    From May 20, 1999 (the first day of public trading of our common stock) through March 31, 2000, the high and low sales prices for our common stock fluctuated between $84.50 and $8.84. On May 30, 2000, the closing sale price of our common stock was $5.06. See Item 5. "Market for Registrant's Common Stock and Related Stockholder Matters" for additional information regarding the trading prices of our common stock.

    In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would cause the prices of our securities to fall.

    AS A RESULT OF THE ISSUANCE OF OUR CONVERTIBLE NOTES, WE HAVE A SIGNIFICANT AMOUNT OF DEBT AND MAY HAVE INSUFFICIENT CASH FLOW TO SATISFY OUR DEBT SERVICE OBLIGATIONS. IN ADDITION, THE AMOUNT OF OUR DEBT COULD IMPEDE OUR OPERATIONS AND FLEXIBILITY.

    As a result of the issuance of $150 million of our 6.25% Convertible Subordinated Notes due December 1, 2004, we have a significant amount of debt and debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes, including from cash and cash equivalents on hand, we will be in default under the terms of the indenture which could, in turn, cause defaults under our other existing and future debt obligations. For more details regarding our ability to make payments on the notes, see Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Liquidity and Capital Resources."

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

    To implement our business strategy, we will need to seek additional financing. If we are unable to obtain such financing on terms that are acceptable to us, we could be forced to dispose of assets to make up for any shortfall in the payments due on our debt under circumstances that might not be favorable to realizing the highest price for those assets. A substantial portion of our assets consist of intangible assets, the value of which will depend upon a variety of factors, including without limitation, the success of our business. As a result, we cannot assure you that our assets could be sold quickly enough, or for amounts sufficient, to meet our obligations, including our obligations under the notes.

    WE MAY BE UNABLE TO REPURCHASE THE NOTES UPON THE OCCURRENCE OF A CHANGE OF CONTROL.

    Upon the occurrence of a change of control of eToys, we are required to offer to repurchase all outstanding notes. Although the indenture governing the notes allows us, subject to satisfaction of certain conditions, to repurchase the notes using shares of our common stock, if a change of control were to occur, our ability to repurchase the notes with cash will depend on the availability of sufficient funds and compliance with the terms of any debt ranking senior to the notes. Our failure to repurchase tendered notes upon a change of control would constitute an event of default under the indenture, which could result in the acceleration of the maturity of the notes and all of our other outstanding debt. These repurchase requirements may also delay or make it harder for others to obtain control of us.

    CLAIMS BY HOLDERS OF THE NOTES WILL BE SUBORDINATED TO CLAIMS BY HOLDERS OF OUR SENIOR DEBT.

    The notes rank behind all of our existing and future senior debt and effectively behind all existing and future liabilities (including trade payables) of our subsidiaries. As a result, if we declare bankruptcy, liquidate, reorganize, dissolve or otherwise wind up our affairs or are subjected to similar proceedings, we must repay all senior debt before we will be able to make any payments on the notes. Likewise, upon a default in payment with respect to any of our debt or an event of default with respect to this debt resulting in its acceleration, our assets will be available to pay the amounts due on the notes only after all senior debt has been paid in full. In addition, we have located all of our inventory purchasing, distribution fulfillment functions, customer service functions and other related activities in our distribution subsidiary, eToys Distribution, LLC. The effect of this will be to increase the amount of our subsidiary liabilities, especially during the third and fourth calendar quarters. We may not have sufficient assets remaining to pay amounts due on any or all of the notes then outstanding. The indenture does not prohibit us or our subsidiaries from incurring additional senior debt, other debt or other liabilities. Our ability to pay our obligations on the notes could be adversely affected if we or our subsidiaries incur more debt.

    As of March 31, 2000, we had outstanding $16.6 million of senior debt and $23.5 million of subsidiary liabilities (of which $4.6 million also qualifies as senior debt) to which the notes are subordinated. Both we and our subsidiaries expect that from time to time we will incur additional debt to which the notes will be subordinated.

    SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE AND THE PRICE OF THE NOTES TO FALL.

    If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market prices of the notes and our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of March 31, 2000, we had outstanding 121,214,105 shares of common stock and 22,463,321 options to acquire common stock, of which 4,119,590 options were vested and exercisable. As of March 31, 2000, of the shares that are currently outstanding, 47,848,398 are freely tradeable in the public market and 73,365,707 are tradeable in the public market subject to the restrictions, if any, applicable under Rule 144 and

Rule 145 of the Securities Act. All shares acquired upon exercise of options will be freely tradeable in the public market.

    In general, under Rule 144 as currently in effect, a person who has beneficially owned restricted securities for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of (a) one percent of the number of shares of common stock then outstanding (which for eToys was 1,212,141 shares as of March 31, 2000) or (b) the average weekly trading volume of the common stock during the four calendar weeks preceding the sale. Sales under Rule 144 are also subject to requirements with respect to manner of sale, notice, and the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been our affiliate at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Although the holders of a substantial amount of our common stock are subject to selling restrictions contained in Rule 144, sales by such stockholders of a substantial amount of our common stock could adversely affect the market price of our securities.

EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth specific information regarding our executive officers and directors as of May 31, 2000:

NAME                                  AGE                               POSITION(S)
----                                --------       -----------------------------------------------------
Edward C. Lenk....................     38          President, Chief Executive Officer and Chairman of
                                                   the Board
Theodore F. Augustine.............     53          Senior Vice President and Chief Logistics Officer
Janine Bousquette.................     39          Senior Vice President of Marketing
David F. Gatto....................     38          Senior Vice President
Frank C. Han......................     36          Senior Vice President of Product Development
John R. Hnanicek..................     36          Senior Vice President and Chief Information Officer
Steven J. Schoch..................     41          Senior Vice President and Chief Financial Officer
Louis V. Zambello III.............     42          Senior Vice President of Operations
Peter C.M. Hart...................     49          Director
Tony A. Hung......................     32          Director
Michael Moritz....................     45          Director
Daniel J. Nova....................     38          Director

    EDWARD C. LENK founded eToys and has served as our President, Chief Executive Officer and a Director since June 1997. In December 1998, he was appointed Chairman of the Board. Prior to founding eToys, from May 1994 to July 1996, Mr. Lenk was employed as Vice President of Strategic Planning at The Walt Disney Company, where he was responsible for strategic planning and new business development of Worldwide Attractions and Resorts. From May 1991 to May 1994, he was a Director of Strategic Planning at The Walt Disney Company. Mr. Lenk received a Bachelor of Arts SUMMA CUM LAUDE from Bowdoin College and a Masters in Business Administration, with distinction, from Harvard Business School.

    THEODORE F. AUGUSTINE has served as our Senior Vice President and Chief Logistics Officer since April 14, 2000. Prior to joining us, Mr. Augustine was Vice President, Global Logistics of Gateway Inc., a computer manufacturer, from October 1998 to April 2000. From May 1996 to October 1998, he was Vice President, Global Logistics and Distribution of Tech Data Corp., a wholesale distributor of computer related products, and from March 1995 to May 1996, he was President of M-Group Logistics, a logistics consulting group. Mr. Augustine received a Masters in Business Administration from Loyola College, Baltimore, Maryland.

    JANINE BOUSQUETTE has served as our Senior Vice President of Marketing since May 1999. Prior to joining us, from 1995 to May 1999, Ms. Bousquette worked at PepsiCo Inc., a manufacturer of soft drinks, juices and snackfoods, serving most recently as Vice President of Marketing and also serving as Vice President of Marketing for the Flavor Brands. From 1982 to 1995, Ms. Bousquette worked in brand management at The Procter & Gamble Company, a manufacturer of consumer products, serving most recently as Senior Marketing Director. Ms. Bousquette received a Bachelor of Arts PHI BETA KAPPA from the University of Michigan.

    DAVID F. GATTO has served as our Senior Vice President since December 27, 1999. Prior to joining us, Mr. Gatto was Chairman and Chief Executive Officer of L.A. Gear, Inc., an athletic footwear manufacturer and licensor, from June 1997 to December 1999 and its Executive Vice President from September 1991 to
June 1996. From June 1996 to June 1997, Mr. Gatto was Chief Operating Officer of Syncronys Softcorp, a desktop utility software manufacturer and distributor.
Mr. Gatto received a Bachelor of Science in Industrial Engineering and Nuclear Engineering from the University of California, Berkeley, and a Master of Science from M.I.T.'s Sloan School of Management.

    FRANK C. HAN has served as our Senior Vice President of Product Development since January 1999. From February 1997 to January 1999, Mr. Han was our Chief Operating Officer and Vice President of Finance. Prior to joining us, Mr. Han worked at Union Bank of California, serving as Vice President of Interactive Markets from January 1995 to February 1997 and as Director of Strategic Planning from 1993 to 1995. Mr. Han received a Bachelor of Science CUM LAUDE from Yale University and a Masters in Business Administration from the Stanford Graduate School of Business.

    JOHN R. HNANICEK has served as our Chief Information Officer since
December 1998. Prior to joining us, from October 1996 to December 1998, he was employed as Senior Vice President of Information Systems for Hollywood Entertainment, Inc., a nationwide retail video chain. From January 1996 to October 1996, Mr. Hnanicek served as Chief Information Officer for
Homeplace, Inc., a home furnishings chain. From 1990 to 1995, he served as Senior Vice President of Information Systems and Logistics at OfficeMax, Inc., a retail office supply outlet. Mr. Hnanicek holds a Bachelor of Science in Computer Science and Accounting from Cleveland State University.

    STEVEN J. SCHOCH has served as our Chief Financial Officer since
January 1999. Prior to joining us, from December 1995 to January 1999,
Mr. Schoch was Vice President and Treasurer of Times Mirror Company, a newspaper and magazine publishing company. He also served as Chief Executive Officer and President of a wholly owned subsidiary of Times Mirror Company dedicated to the reduction and containment of costs of the parent company. From March 1991 to October 1995, Mr. Schoch worked at The Walt Disney Company, most recently as Vice President, Treasurer--Euro Disney S.C.A. Mr. Schoch received a Bachelor of Science from Tufts University and a Masters in Business Administration from the Amos Tuck School of Business Administration at Dartmouth College.

    LOUIS V. ZAMBELLO III has served as our Senior Vice President of Operations since December 1998. Prior to joining us, from 1984 to 1998, he held a variety of positions at L.L. Bean, Inc., an outdoor retailer. Most recently, Mr. Zambello served as Senior Vice President of Operations and Creative from June 1998 to December 1998, as Senior Vice President of Operations from December 1993 to June 1998, as Vice President of Merchandise Services and Manufacturing from December 1991 to August 1993 and in a variety of other positions since 1984. Mr. Zambello received a Bachelor of Arts MAGNA CUM LAUDE from Cornell University and a Masters in Business Administration from Harvard Business School.

    PETER C.M. HART has served as a Director of eToys since October 1997. Since January 1999, Mr. Hart has been a Managing Partner of Wildkin LLC, a distributor of toys. Since November 1997, he has served as a business advisor to EdUsa, a company that provides language instruction over the Internet. From 1983 to 1997, he held a variety of positions at Ross
Stores, Inc., an apparel retailer, most recently as a Senior Vice President managing warehousing, distribution and MIS operations. Previously, Mr. Hart was a Business Systems Analyst at Joseph Magnin Department Store in San Francisco and at Rediffusion in Buckinghamshire, England. Mr. Hart is a member of the Audit Committee of the Board of Directors.

    TONY A. HUNG has served as a Director of eToys since December 1997. He has been a General Partner of DynaFund Ventures, a venture capital partnership, since November 1999 and prior thereto a Vice President of Dynafund Ventures since 1997. Previously, Mr. Hung held a variety of positions at The Walt Disney Company, serving as Manager of Corporate Strategic Planning from 1996 to 1997, as Manager of Television and Telecommunications from 1995 to 1996, and as Senior Analyst in the Corporate Treasury department from 1992 to 1995. Mr. Hung serves on the boards of directors of a number of private companies. Mr. Hung holds a Bachelor of Arts from Harvard University and a Masters in Business Administration from The Anderson School at University of California at Los Angeles. Mr. Hung is a member of the Audit Committee of the Board of Directors.

    MICHAEL MORITZ has served as a Director of eToys since June 1998. He has been a general partner of Sequoia Capital, a venture capital firm, since 1986. Mr. Moritz serves as a director of Agile Software, Saba Software, Webvan, PlanetRx, Yahoo! Inc. and Flextronics International Ltd., as well as several private companies. Mr. Moritz received a Master of Arts degree from Oxford University and a Masters in Business Administration from the Wharton School at the University of Pennsylvania. Mr. Moritz is a member of the Compensation Committee of the Board of Directors.

    DANIEL J. NOVA has served as a Director of eToys since June 1998. Since August 1996, Mr. Nova has served as a general partner of Highland Capital Partners, a venture capital firm. Previously, he was a general partner of CMG@Ventures from January 1995 to August 1996 and a Senior Associate at Summit Partners from June 1991 to January 1995. Mr. Nova is a director of Lycos, Inc., an online portal, and several private companies. Mr. Nova received a Bachelor of Science in Computer Science and Marketing with honors from Boston College and a Masters in Business Administration from Harvard Business School. Mr. Nova is a member of the Audit and Compensation Committees of the Board of Directors.

    Our executive officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.

ITEM 2.  PROPERTIES

    Our corporate offices are located in Santa Monica, California, where we lease approximately 60,000 square feet under a lease that expires in July 2003, approximately 45,000 square feet under a lease that expires in October 2002 and approximately 25,000 square feet under a lease that expires in January 2002. In October 2000 we intend to relocate our corporate offices to a new location in Santa Monica pursuant to a 11 year lease that we signed in December 1999. Under the lease agreement we have leased a 151,000 square foot building which is currently being developed. In addition, BabyCenter's corporate offices consist of approximately 28,400 square feet located in San Francisco, California under a lease that expires as to 24,000 square feet on September 1, 2004 and as to 4,400 square feet on December 31, 2004. In connection with our European operations, we maintain corporate offices consisting of approximately 37,000 square feet located in London, England under a lease that expires in 2010 (with an option to extend to 2015) and approximately 9,000 square feet located in Munich, Germany under a lease that expires in June 2005.

    In connection with our distribution operations, we lease approximately 105,000 square feet in Commerce, California under a lease that expires in August 2003; approximately 763,000 square feet in Ontario, California under a lease that expires in June 2005 (with an option to extend an additional six months with respect to 193,000 square feet); approximately 438,500 square feet in Pittsylvania County, Virginia under a lease that expires in July 2004; approximately 272,000 square feet in

Greensboro, North Carolina under a lease that expires in June 2003; approximately 75,000 square feet in San Francisco, California under a lease that expires as to 23,000 square feet on August 31, 2000 and as to 52,000 square feet on December 31, 2000; and approximately 46,000 square feet in Swindon, England under a lease that expires as to 26,000 square feet in August 2000 and as to 20,000 square feet in January 2001. Commencing in the fall of 2000, we also expect to augment our Virginia facility with an additional 715,000 square foot facility adjacent to the existing facility and to cease using the San Francisco facility described above. We have also entered into a lease for an approximately 108,000 square foot distribution facility in Belgium under a lease with an expiration date of May 2003.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, we are involved in legal proceedings relating to claims arising out of our ordinary course of business, including employment related claims and claims of alleged infringement of trademarks, copyrights and other intellectual property. We are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted for a vote of our stockholders during the fourth quarter of the year ended March 31, 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

    Our common stock trades on The Nasdaq National Market under the symbol "ETYS." The following table sets forth high and low sales prices for our common stock for the periods indicated, as reported by The Nasdaq National Market.

                                                                HIGH       LOW
                                                              --------   --------
Fiscal Year ended March 31, 2000:
  First Quarter (from May 20, 1999(1))......................   $77.00     $37.50
  Second Quarter............................................   $66.50     $30.00
  Third Quarter.............................................   $84.50     $25.56
  Fourth Quarter............................................   $25.63     $ 8.84

------------------------

(1) The date of our initial public offering of our common stock.

HOLDERS

    As of March 31, 2000, there were 942 record stockholders of record of our common stock.

DIVIDENDS

    We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    On March 23, 2000, we issued a warrant to acquire up to 1,500 shares of our common stock with an exercise price of $11.375 per share to Kinka Usher, the director of certain of our television commercials. The warrant was fully vested upon issuance and has a term of one year. The issuance of the warrant was exempt from the registration requirements of the Securities Act of 1933 pursuant to
Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial and operating data set forth below should be read in conjunction with Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes included elsewhere in this Annual Report. The consolidated results of operations are not necessarily indicative of future results.

                                                                    FISCAL YEAR ENDED
                                                                        MARCH 31,
                                                         ---------------------------------------
                                                            2000          1999          1998
                                                         -----------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..............................................  $  151,036    $   29,959    $      687
Cost of sales..........................................     121,973        24,246           568
                                                         ----------    ----------    ----------
Gross profit...........................................      29,063         5,713           119
Operating expenses:
  Marketing and sales..................................     120,460        20,719         1,290
  Web site and technology..............................      43,429         3,608           421
  General and administrative...........................      16,665         4,352           676
  Goodwill amortization................................      27,835           319            --
  Deferred compensation amortization...................      13,701         5,814             2
                                                         ----------    ----------    ----------
        Total operating expenses.......................     222,090        34,812         2,389
                                                         ----------    ----------    ----------
Operating loss.........................................    (193,027)      (29,099)       (2,270)
Interest income, net...................................       3,401           542             3
                                                         ----------    ----------    ----------
Loss before taxes......................................    (189,626)      (28,557)       (2,267)
Provision for taxes....................................          (1)           (1)           (1)
                                                         ----------    ----------    ----------
Net loss...............................................  $ (189,627)   $  (28,558)   $   (2,268)
                                                         ==========    ==========    ==========
Basic and diluted net loss per share...................  $    (1.78)   $    (0.85)   $    (0.09)
                                                         ==========    ==========    ==========
Shares used to compute basic and diluted net loss per
  share................................................     106,597        33,428        25,130
                                                         ==========    ==========    ==========

                                                                      MARCH 31,
                                                         ------------------------------------
                                                            2000         1999         1998
                                                         ----------   ----------   ----------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..............................  $  139,627   $   20,173   $    1,552
Working capital........................................     164,985       21,821        1,456
Total assets...........................................     425,158       30,666        2,927
Total debt.............................................     166,561          707           --
Total stockholders' equity (deficit)...................     215,386      (24,098)      (1,345)

OTHER FINANCIAL DATA:
Ratio of loss to fixed charges(a)......................          --           --           --

------------------------

(a) Loss consists of pre-tax loss from continuing operations, plus fixed charges. Fixed charges consist of interest expense, including amortization of debt financing costs, and the interest component of rent expenses on operating leases. As a result of the loss incurred for the years ended March 31, 2000, 1999 and 1998, the ratio coverage was less than 1:1 as the Company was unable to cover the indicated fixed charges. The Company must generate additional earnings of $189,626, $28,557 and $2,267 for the years ended March 31, 2000, 1999 and 1998, respectively, to achieve a coverage of 1:1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS ANNUAL REPORT ON FORM 10-K AND THE FOLLOWING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS OR SERVICES, ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE, AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECTS", "PLANS", "ANTICIPATES", "ESTIMATES", "POTENTIAL", OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF THE FORWARD-LOOKING STATEMENTS WILL PROVE TO BE CORRECT, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE FORWARD-LOOKING STATEMENTS. OUR FUTURE FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS ANY FORWARD-LOOKING STATEMENTS, ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE RISK FACTORS SET FORTH ABOVE UNDER "BUSINESS--ADDITIONAL FACTORS THAT MAY AFFECT RESULTS" AND FOR THE REASONS DESCRIBED ELSEWHERE IN THIS REPORT. ALL FORWARD-LOOKING STATEMENTS AND REASONS WHY RESULTS MAY DIFFER INCLUDED IN THIS REPORT ARE MADE AS OF THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT OR REASON WHY ACTUAL RESULTS MIGHT DIFFER.

    Currently, Accounting Standard Setters are reviewing the financial statement classification of distribution and fulfillment costs and other items by a number of e-commerce companies, including the Company. We define distribution and fulfillment costs as primary recurring costs incurred for the operation of our distribution centers and customer service centers, and have classified such costs in marketing and sales expenses. These costs are primarily composed of distribution facility expenses, including equipment and supplies, payroll and travel expenses for personnel engaged in distribution activities, and third-party fulfillment fees. These costs represent the facility costs necessary for warehousing inventory as well as costs incurred to pick and pack a customer order and the related packaging supplies. The Accounting Standard Setters may decide to require that certain distribution center costs be classified as cost of sales. Should this occur, we will reclassify any distribution and fulfillment costs as required and our gross profit will be correspondingly affected. However, such reclassification will not impact our sales, operating profit or loss, net profit or loss, or cash flows.

    AS USED BELOW, "FISCAL 1999", "FISCAL 1998" AND "FISCAL 1997" REFER TO THE FISCAL YEARS ENDED MARCH 31, 2000, 1999 AND 1998, RESPECTIVELY.

OVERVIEW

    We are a leading Web-based retailer focused exclusively on children's products, including toys, video games, books, software, videos, music and baby-oriented products. Through our wholly-owned subsidiary, BabyCenter, we offer Webby-award winning content and community for new and expectant parents and an online store with an extensive selection of baby-oriented products and supplies. We currently offer an extensive selection of competitively priced children's products consisting of over 100,000 SKUs.

    We were incorporated in November 1996 and began offering products for sale on our Web site and entered into a marketing agreement with AOL on October 1, 1997. For the period from inception through October 1, 1997, we had no sales and our operating activities related primarily to the development of the necessary computer infrastructure and initial planning and development of our Web site and operations. Since launching our online store, we have continued these operating activities and have also focused on building sales momentum, expanding our product offerings, establishing vendor relationships, promoting our brand name and establishing distribution and customer service operations. Our cost of sales and operating expenses have increased significantly since inception. This trend reflects the costs associated with our formation as well as increased efforts to promote our brand, build market awareness, attract new customers, recruit personnel, build operating infrastructure and develop our Web site and associated systems that we use to process customers' orders and payments.

    We have grown rapidly since launching our online store in October 1997. During the fall of 1998, we launched our redesigned Web site and added video game, software, video and music departments to our online store. In June 1999, we began selling baby-oriented products through our baby department and in July 1999 we launched our children's book department which offers more than 80,000 children's book titles. In addition, we have added numerous specialty boutiques designed to appeal to specific consumer interests, such as hobbies, dolls and trains. We have also added a series of seasonal boutiques to enable consumers to easily locate seasonal specific items, such as Halloween costumes and school supplies.

    On July 1, 1999, we completed the acquisition of BabyCenter. BabyCenter is a Web-based business that offers a wide variety of content, community and products focused on and serving expectant mothers and new parents. Visitors to the BabyCenter Web site can read health articles and parenting news, interact online with other families and purchase a wide selection of baby-oriented products and supplies. BabyCenter derives its net sales principally from product sales and sales of advertisement space as well as sponsorships with various companies. In connection with the acquisition of BabyCenter, we recorded goodwill of approximately $189.0 million, which is being amortized over a five-year period. In January 2000, we completed the sale of substantially all of the assets and related liabilities of BabyCenter's Consumer Health Interactive division for approximately $20 million in a combination of cash and registrable securities. CHI is a resource for health plans looking to use the Internet to attract and retain members.

    In February 2000, we announced that we were uniting our baby businesses, which then consisted of BabyCenter and the Baby Store at eToys, under the BabyCenter brand. As part of this initiative, we have directed all eToys customers seeking baby-related content and commerce to the BabyCenter.com site. In addition, in order to enhance operating efficiencies, we will move all BabyCenter commerce functions, such as distribution and customer service, from San Francisco to Southern California. The transition, which is expected to be completed during the summer of 2000, will reduce overlapping positions at BabyCenter and relocate other positions to eToys.

    In October 1999, we launched eToys.co.uk, which incorporates our technology and online store design and offers consumers in the United Kingdom over 5,000 SKUs of children's toys, software, videos and video games. In addition, in November 1999, we began offering services to all provinces of Canada through our eToys.com store, and in March 2000 we launched the BabyCenter brand in the United Kingdom, offering a content and community site for parents and expectant parents located at www.babycentre.co.uk.

    The markets in which we compete are highly seasonal. A disproportionate amount of our net sales have been realized during the fourth calendar quarter and we expect this trend to continue in future periods. In addition, since a disproportionate amount of our net sales are realized during the fourth calendar quarter, we significantly increase our purchases of inventory during the third and fourth calendar quarters. Accordingly, our accounts payable are at their highest levels during the fourth calendar quarter. Our gross margin will fluctuate in future periods based on factors such as product mix, inventory management, inbound and outbound shipping costs, the level of product returns, and the level of discount pricing and promotional coupon usage. However, we expect to improve gross margin through changes in product mix (including higher margin private label products), additional non-fulfillment revenues such as sponsorship fees, improved purchasing terms with higher volume purchasing and reduced shipping costs as a result of our bi-coastal distribution centers.

    Since inception, we have incurred significant losses and, as of the end of Fiscal 1999, had an accumulated deficit of $220.5 million. We expect operating losses and negative cash flow to continue for the foreseeable future. We expect to incur additional costs and expenses related to brand development, marketing and other promotional activities; the expansion of our inventory management and distribution operations; the continued development of our Web site, systems that we use to process customers' orders and payments and our computer network; the expansion of our product offerings and Web site content; and development of relationships with strategic business partners.

    We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for us include, but are not limited to, an evolving and unpredictable business model, management of growth and the availability of capital to fund our growth. To address these risks, we must, among other things, maintain and expand our customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and systems that we use to process customers' orders and payments, improve our Web site, provide superior customer service, respond to competitive developments, raise additional capital to enable us to implement our business plan and attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing such risks, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

RESULTS OF OPERATIONS

    We commenced offering products for sale on our Web site on October 1, 1997, and, accordingly, Fiscal 1997 only includes a period of six months during which we were generating net sales and incurring expenses. Consequently, our net sales and expenses for Fiscal 1998 increased due to a full year of net sales generated and expenses incurred during such period as compared to six months of net sales and expenses incurred during Fiscal 1997.

NET SALES

                                                   FISCAL                 FISCAL                FISCAL
                                                    1999       CHANGE      1998      CHANGE      1997
                                                  ---------   --------   --------   --------   --------
                                                                     (IN THOUSANDS)
Net sales.......................................  $151,036      404%     $29,959     4,261%     $ 687

FISCAL 1999 VERSUS FISCAL 1998

    Net sales consist of product sales to customers and charges to customers for outbound shipping and handling and gift wrapping and are net of product returns, promotional discounts and coupons. Net sales increased to $151.0 million for Fiscal 1999 from $30.0 million for Fiscal 1998, reflecting a significant increase in units sold due to the growth of our customer base, repeat purchases from our existing customers and growth in our non-toy categories at baby and book stores that were launched in 1999. Cumulative customer accounts increased to 1.9 million at the end of Fiscal 1999 from 365,000 at the end of Fiscal 1998.

INTERNATIONAL SALES--FISCAL 1999

    International sales were $2.5 million, or 1.7% of net sales for Fiscal 1999. In October 1999, we launched eToys.co.uk, expanding into the international market for the first time. Accordingly, no international sales are reported for prior periods.

FISCAL 1998 VERSUS FISCAL 1997

    Net sales increased to $30.0 million for Fiscal 1998 from $0.7 million for Fiscal 1997 as a result of the significant growth of our customer base and an increase in repeat purchases from our existing customers, reflecting the relaunch of our Web site and the addition of new departments to our online store during the fall of 1998.

GROSS PROFIT

                                                     FISCAL                FISCAL                FISCAL
                                                      1999      CHANGE      1998      CHANGE      1997
                                                    --------   --------   --------   --------   --------
                                                                       (IN THOUSANDS)
Gross Profit......................................  $29,063      409%      $5,713     4,701%     $ 119
Percentage of net sales...........................     19.2%                 19.1%                17.3%

FISCAL 1999 VERSUS FISCAL 1998

    Gross profit is net sales less cost of sales, which consists of the costs of products sold to customers, outbound and inbound shipping and handling costs, and gift wrapping costs. Gross profit increased in absolute dollars to $29.1 million for Fiscal 1999 versus $5.7 million for Fiscal 1998, reflecting our increased sales volume. Our gross profit increased as a percentage of net sales by approximately 0.1% for Fiscal 1999 as compared to Fiscal 1998. The increase in gross profit as a percentage of net sales is primarily attributable to better purchasing efficiencies from our toy category in Fiscal 1999 versus Fiscal 1998 as well as higher margins in our baby business, partially offset by increased sales of lower-margin video games and book products as well as the impact of shipping margins. Shipping margins were adversely impacted in Fiscal 1999 due to the level of split shipments and shipping upgrades generated as a result of our third-party fulfillment operations. In addition, shipping margins in Fiscal 1999 and 1998 were adversely impacted by the location of our distribution centers principally in the western United States. This resulted in increased shipping costs as we shipped cross-country to the majority of our customer base located in the eastern United States. We expect that our new distribution center location in Danville, Virginia will allow us to reduce the costs incurred from shipping since it is located closer to the majority of our customers.

    The loss from shipping, which represents shipping revenues less outbound shipping and handling costs included in cost of sales, was $5.8 million and $0.6 million in Fiscal 1999 and Fiscal 1998, respectively. We believe that providing our customers with superior customer service is an essential component of our business strategy. Accordingly, we may incur additional costs in order to meet customer expectations, which could decrease gross profit. Over time, we intend to expand our operations by adding product categories and by expanding the breadth and depth of our product or service offerings. In subsequent periods, we expect to improve gross margin through changes in product mix (including higher margin private label products), additional non-fulfillment revenues such as sponsorship fees, improved purchasing terms with higher volume purchasing and reduced shipping costs as a result of our bi-coastal distribution centers.

FISCAL 1998 VERSUS FISCAL 1997

    Gross profit increased to $5.7 million for Fiscal 1998 versus $0.1 million for Fiscal 1997. Our gross profit increased as a percentage of net sales by approximately 2% for Fiscal 1998 as compared to Fiscal 1997. This increase was primarily due to greater sales of higher margin products as a percentage of our overall net sales and improved purchasing.

    The loss from shipping, which represents shipping revenues less outbound shipping and handling costs included in cost of sales, was $0.6 million in Fiscal 1998. In Fiscal 1997, the gross profit from shipping was $5,000.

MARKETING AND SALES

                                                  FISCAL                 FISCAL                FISCAL
                                                   1999       CHANGE      1998      CHANGE      1997
                                                 ---------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Marketing and sales............................  $120,460      481%     $20,719     1,506%     $1,290
Percentage of net sales........................      79.8%                 69.2%                187.8%

FISCAL 1999 VERSUS FISCAL 1998

    Marketing and sales expenses consist of advertising expense, fulfillment, customer service and credit card fees, and other marketing and sales expense, including personnel and general overhead. Marketing and sales expenses increased to $120.5 million for Fiscal 1999 from $20.7 million for Fiscal 1998. This $99.8 million increase was primarily attributable to increases in our advertising expenditures incurred to promote the holiday shopping season, increased payroll and related costs for fulfilling the higher level of customer demand, and additional costs incurred in the expansion of our distribution facilities. Marketing and sales expenses increased as a percentage of net sales during Fiscal 1999 due to increased advertising expenditures incurred to promote the holiday shopping season as well as additional costs incurred in the expansion of our distribution facilities.

    During Fiscal 1999, advertising expense was $55.5 million or 37% of net sales. Although we intend to continue to devote a substantial amount of our capital resources to the pursuit of an aggressive branding and marketing campaign, we expect advertising expense to decrease significantly as a percentage of net sales in future periods.

    During Fiscal 1999, fulfillment, customer service and credit card fees were $50.3 million or 33% of net sales. Although we expect the expansion and refinement of our distribution facilities to accommodate increases in sales volume, coupled with costs incurred to meet customer expectations, to result in continued increases in these expenses, we believe these expenses will decline significantly as a percentage of net sales and will not materially exceed our gross profits during the fiscal year ending March 31, 2001. During the fiscal year ending March 31, 2002, we expect our gross profits to exceed these expenses. We plan to reduce fulfillment, customer service and credit card fees as a percentage of net sales through increased productivity arising from greater automation and operating experience in fulfilling customer orders, as well as through higher utilization of our distribution centers as revenues increase and seasonality decreases.

    On March 31, 2000, we ceased receiving fulfillment services from our third-party vendor, Fingerhut Business Services, and since that time we have relied solely on our own distribution centers located in California, North Carolina and Virginia for domestic fulfillment operations and in Swindon, England for international fulfillment operations. We expect the transition of inventory from Fingerhut facilities to be completed during the summer of 2000. Costs incurred to date associated with this transition have not been material and the remaining costs expected to be incurred this upcoming year to complete the transition are also not expected to be material. We expect to incur expenses associated with the continued development and enhancement of our own distribution operations and from our efforts to meet customer expectations with respect to timely and accurate order fulfillment.

FISCAL 1998 VERSUS FISCAL 1997

    Marketing and sales expenses increased to $20.7 million for Fiscal 1998 from $1.3 million for Fiscal 1997. This $19.4 million increase was primarily attributable to the expansion of our online and offline advertising, including a comprehensive print and television advertising campaign, as well as increased personnel and related expenses required to implement our marketing strategy. In addition, due to a significant increase in our sales volume, we experienced higher distribution and customer service expenses, including an increased level of temporary staffing during the holiday season. Marketing and sales expenses decreased significantly as a percentage of net sales during Fiscal 1998 due to the significant increase in net sales during such period.

WEB SITE AND TECHNOLOGY

                                                     FISCAL                FISCAL                FISCAL
                                                      1999      CHANGE      1998      CHANGE      1997
                                                    --------   --------   --------   --------   --------
                                                                       (IN THOUSANDS)
Web site and technology...........................  $43,429     1,104%     $3,608      757%      $ 421
Percentage of net sales...........................     28.8%                 12.0%                61.3%

FISCAL 1999 VERSUS FISCAL 1998

    Web site and technology expenses consist primarily of payroll and related expenses for merchandising, development, and systems and telecommunications personnel, and infrastructure costs related to systems and telecommunications. Web site and technology also includes costs related to the development of internal-use software. All development costs incurred in the preliminary project stage, as well as maintenance and training, are expensed as incurred. Certain plans of development are so uncertain that it is not probable that they will be completed and are therefore expensed when incurred. Once the development project has completed the preliminary project stage and it is deemed probable that the project will be completed and used as intended, the project is considered to have moved into the application development stage. All costs incurred for the development or purchase of internal-use software that are incurred in the application development stage are capitalized as incurred within property and equipment and amortized over their estimated useful lives.

    Web site and technology expenses increased to $43.4 million for Fiscal 1999 from $3.6 million for Fiscal 1998. This $39.8 million increase was primarily attributable to increased staffing of systems and telecommunication personnel, increased costs incurred in the preliminary development stage for projects intended to enhance the features, content and functionality of our Web site and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure. Web site and technology expenses increased as a percentage of net sales during Fiscal 1999 primarily due to increased investments in systems and telecommunication infrastructure. We believe that continued investment in Web site and technology is critical to attaining our strategic objectives. In addition to ongoing investments in our online stores and infrastructure, we intend to increase investments in product, service and international expansion. As a result, we expect Web site and technology expenses to increase significantly in absolute dollars.

FISCAL 1998 VERSUS FISCAL 1997

    Web site and technology expenses increased to $3.6 million for Fiscal 1998 from $0.4 million for Fiscal 1997. This $3.2 million increase was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of our online store and increasing the capacity of our systems that we use to process customers' orders and payments. Website and technology expenses decreased significantly as a percentage of net sales during Fiscal 1998 due to the significant increase in net sales during such period.

GENERAL AND ADMINISTRATIVE

                                                     FISCAL                FISCAL                FISCAL
                                                      1999      CHANGE      1998      CHANGE      1997
                                                    --------   --------   --------   --------   --------
                                                                       (IN THOUSANDS)
General and administrative........................  $16,665      283%      $4,352      542%      $ 678
Percentage of net sales...........................     11.0%                 14.5%                98.7%

FISCAL 1999 VERSUS FISCAL 1998

    General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expenses increased to $16.7 million for Fiscal 1999 from $4.4 million for Fiscal 1998. This $12.3 million increase was primarily due to increased headcount and associated costs, professional fees, facilities and other related costs. General and administrative expenses decreased in Fiscal 1999 as a percentage of net sales due to the significant increase in net sales in such period. We expect general and administrative expenses to increase in absolute dollars as we expand our staff and incur additional costs related to the growth of our business and international expansion.

FISCAL 1998 VERSUS FISCAL 1997

    General and administrative expenses increased to $4.4 million for Fiscal 1998 from $0.7 million for Fiscal 1997. This $3.7 million increase was primarily attributable to increased headcount and related expenses associated with the hiring of additional personnel and increased professional services expenses. General and administrative expenses decreased significantly as a percentage of net sales during Fiscal 1998 due to the significant increase in net sales during such period.

GOODWILL AND INTANGIBLE ASSETS AMORTIZATION

                                                       FISCAL                FISCAL                FISCAL
                                                        1999      CHANGE      1998      CHANGE      1997
                                                      --------   --------   --------   --------   --------
                                                                         (IN THOUSANDS)
Goodwill and intangible assets amortization.........  $27,835     8,626%      $319       N/M        $ --
Percentage of net sales.............................     18.4%                 1.1%                  0.0%

FISCAL 1999 VERSUS FISCAL 1998

    Goodwill represents the excess of the purchase price over the fair value of the net tangible assets acquired in a business combination. As a result of the acquisition of BabyCenter on July 1, 1999, we recorded goodwill of approximately $189.0 million, which is to be amortized over five years. As such, goodwill amortization for Fiscal 1999 of $27.8 million reflects amortization of goodwill from the BabyCenter purchase, in addition to amortization of goodwill recorded from a previous acquisition. In January 2000, we completed the sale of substantially all of the assets and related liabilities of BabyCenter's Consumer Health Interactive division for approximately $20 million in a combination of cash and registrable securities. As a result of the sale, goodwill amortization will decrease in amounts proportionate to the sale proceeds in future periods due to the reduction of goodwill related to CHI. To the extent that we do not generate additional sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired or be subject to earlier write-off. In such event, our net loss in any given period could be greater than anticipated.

FISCAL 1998 VERSUS FISCAL 1997

    At the end of Fiscal 1997 and Fiscal 1998, goodwill resulting from an acquisition was $956,000 and is being amortized on a straight-line basis over three years. The acquisition was completed in March 1998 and therefore goodwill amortization for Fiscal 1998 reflects a full year of goodwill amortization.

DEFERRED COMPENSATION AMORTIZATION

                                                     FISCAL                FISCAL                FISCAL
                                                      1999      CHANGE      1998      CHANGE      1997
                                                    --------   --------   --------   --------   --------
                                                                       (IN THOUSANDS)
Deferred compensation amortization................  $13,701      136%      $5,814      N/M        $  2
Percentage of net sales...........................      9.1%                 19.4%                 0.3%

FISCAL 1999 VERSUS FISCAL 1998

    In Fiscal 1999, we recorded total deferred stock compensation of $13.8 million in connection with stock options granted during the period. Deferred stock compensation is amortized to expense over the vesting periods of the applicable options, resulting in $13.7 million for Fiscal 1999. These amounts represent the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants.

    Amortization of deferred compensation for each of the next four fiscal years is expected to be as follows:

                                                               AMOUNTS
                                                                 IN
YEAR ENDED                                                    THOUSANDS
----------                                                    ---------
March 31, 2001..............................................   $13,645
March 31, 2002..............................................    13,639
March 31, 2003..............................................     9,534
March 31, 2004..............................................       264

FISCAL 1998 VERSUS FISCAL 1997

    In Fiscal 1998, we recorded total deferred stock compensation of $44.7 million in connection with stock options granted during the period, including approximately $0.3 million which represents the fair value of options granted to non-employees during this period. Such amount is amortized to expense over the vesting periods of the applicable options, resulting in $5.8 million for Fiscal 1998. These amounts represent the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants.

INTEREST INCOME AND EXPENSE

                                                        FISCAL                FISCAL                FISCAL
                                                         1999      CHANGE      1998      CHANGE      1997
                                                       --------   --------   --------   --------   --------
                                                                          (IN THOUSANDS)
Interest income......................................   $7,409     1,158%      $589      3,172%      $18
Interest expense.....................................   $4,008     8,428%      $ 47        213%      $15

FISCAL 1999 VERSUS FISCAL 1998

    Interest income consists of earnings on our cash and cash equivalents. Interest income increased to $7.4 million for Fiscal 1999 from $0.6 million for Fiscal 1998. The $6.8 million increase was due to higher cash balances resulting from the proceeds of our initial public offering of common stock and proceeds from the issuance of $150 million of convertible notes. Interest expense consists primarily of interest from the issuance of the convertible notes, the amortization of debt financing costs related to the convertible notes as well as interest on asset acquisitions financed through notes payable and capital leases. Interest expense increased to $4.0 million for Fiscal 1999 from $47,000 for Fiscal 1998 due to interest on the convertible notes and additional asset acquisitions financed through notes payable and capital lease obligations.

FISCAL 1998 VERSUS FISCAL 1997

    Interest income increased to $0.6 million for Fiscal 1998 from $18,000 for Fiscal 1997. This $0.6 million increase was primarily attributable to earnings on higher average cash and cash equivalent balances during Fiscal 1998. Interest expense increased to $47,000 for Fiscal 1998 as compared to $15,000 for Fiscal 1997. The increase in interest expense is attributable to interest paid on bridge loan financing obtained, and subsequently repaid through a combination of preferred stock issuance and cash payments, during Fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2000, the Company's principal source of liquidity consisted of $139.6 million of cash and cash equivalents compared to $20.2 million of cash and cash equivalents at March 31, 1999.

    Net cash used in operating activities was $174.4 million and $23.9 million for Fiscal 1999 and Fiscal 1998, respectively. Net operating cash flows were primarily attributable to net losses, reduced by noncash charges of depreciation and amortization, as well as increases in inventories, prepaid expenses and other, which were offset by increases in accounts payable and accrued expenses.

    Net cash used in investing activities was $26.8 million for Fiscal 1999 and consisted of purchases of fixed assets and other assets, partially offset by proceeds from the sale of fixed assets and investments, and cash received from the acquisition of BabyCenter and the sale of CHI. Cash available for investment purposes increased substantially in Fiscal 1999 as a result of the proceeds from the issuance of common stock in our initial public offering and proceeds from the issuance of

$150 million of our convertible notes. Net cash used in investing activities for Fiscal 1998 was $2.7 million and consisted of purchases of fixed assets and other assets.

    Net cash provided by financing activities of $320.9 million for the fiscal year ended March 31, 2000 resulted from net proceeds from the issuance of common stock in our initial public offering and proceeds from the issuance of the convertible notes, offset by debt financing costs incurred as a result of the issuance of the convertible notes and payments on notes payable and capital leases. Net cash provided by financing activities for Fiscal 1998 was $45.3 million and resulted from net proceeds from the issuance of redeemable convertible preferred stock and proceeds from bridge loan financing, offset by payments on the bridge loan.

    As of March 31, 2000, our principal commitments consisted of the $150 million of convertible notes outstanding, operating lease obligations, notes payable and capital lease obligations incurred to finance fixed asset acquisitions and future advertising commitments. Our total commitments for operating leases, capital leases and notes payable obligations is $22.0 million for the year ended March 31, 2001. During Fiscal 1999, we entered into a number of commitments for online, print and broadcast advertising. As of March 31, 2000, future advertising commitments were $11.4 million, $7.9 million and $2.2 million for the years ended March 31, 2001, 2002 and 2003, respectively.

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

    In December 1999, we entered into an eleven year lease agreement to relocate our corporate offices. The lease begins in October 2000. In connection with the lease commitment, we delivered a letter of credit to the lessor in the amount of $7.5 million, which we have cash collateralized. Additionally, pursuant to the lease agreement, in April 2000 we delivered a second letter of credit in the amount of $7.5 million, which we have also cash collateralized. The letters of credit will be held as security during the initial lease term.

    We believe that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet our anticipated cash needs through March 31, 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities or to obtain a line of credit. The sale of additional equity or equity-related securities would result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risk related to changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments.

    FOREIGN CURRENCY RISK. We currently have wholly-owned subsidiaries with operations in the United Kingdom and Europe. All sales and expenses incurred by the foreign subsidiaries are denominated in the British pound and Euro, which are considered the functional currencies of the respective subsidiaries. As such, we are exposed to foreign currency risk which arises in part from funding denominated in British pounds and Euros provided to the foreign subsidiaries and from the translation of the foreign subsidiaries' financial results into U.S. dollars during consolidation. As exchange rates vary, our results from operations and profitability may be adversely impacted. As of March 31, 2000, the effect of the foreign currency exchange rate fluctuations has not been material.

    INTEREST RATE RISK. We maintain a portfolio of highly liquid cash equivalents maturing in three months or less as of the date of purchase. Given the short-term nature of these investments, we believe we are not subject to significant interest rate risk with respect to these investments. Additionally, we are subject to interest rate risk related to the $150 million of convertible notes, combined with our notes payable and capital lease obligations. Our notes payable and capital lease obligations bear interest at fixed rates, and their carrying amount approximates fair value based on borrowing rates currently available to us. As such, we believe that market risk arising from our notes payable and capital lease obligations is not material. The convertible notes, issued in December 1999, are unsecured and are subordinated to our existing and future senior debt as defined in the indenture pursuant to which the convertible notes were issued. The principal amount of the convertible notes will be due on December 1, 2004 and will bear interest at an annual rate of 6.25%, payable twice a year, on June 1 and December 1, beginning June 1, 2000, until the principal amount of the convertible notes is fully repaid. The convertible notes may be converted into our common stock at the option of the holder at any time prior to December 1, 2004, unless the convertible notes have been previously redeemed or repurchased by us. The conversion rate, subject to adjustment in certain circumstances, is 13.5323 shares of our common stock for each $1,000 principal amount of convertible notes, which is equivalent to a conversion price of approximately $73.90 per share. As of March 31, 2000, the carrying value of the convertible notes was $150 million. As of March 31, 2000, the fair value of the convertible notes was $58.5 million based upon the closing market price as of that date. The difference between the carrying value and the fair value of the convertible notes as of March 31, 2000 is primarily due to declines in the price of our common stock and the favorable interest rate of the convertible notes as compared to current interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
                              eTOYS INC.
Report of Ernst & Young LLP, Independent Auditors...........      47
Consolidated Balance Sheets.................................      48
Consolidated Statements of Operations.......................      49
Consolidated Statements of Stockholders' Equity (Deficit)...      50
Consolidated Statements of Cash Flows.......................      51
Notes to Consolidated Financial Statements..................      52

     UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION
Unaudited Pro Forma Condensed Combined Statements of
  Operations................................................      68
Unaudited Pro Forma Condensed Combined Balance Sheet........      70
Notes to Unaudited Pro Forma Condensed Combined Financial
  Information...............................................      71

                           BABYCENTER, INC.
Report of Independent Auditors..............................      74
Balance Sheets..............................................      75
Statements of Operations....................................      76
Statements of Shareholders' Equity (Deficit)................      77
Statements of Cash Flows....................................      78
Notes to Financial Statements...............................      79

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

eToys Inc.

    We have audited the accompanying consolidated balance sheets of eToys Inc. as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eToys Inc. as of March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP

Los Angeles, California
April 26, 2000

                                   ETOYS INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $139,627    $  20,173
  Inventories...............................................    60,309        5,067
  Prepaids and other current assets.........................    14,350        1,577
                                                              --------    ---------
Total current assets........................................   214,286       26,817
Property and equipment, net.................................    54,488        2,136
Goodwill (net of accumulated amortization of $25,786 and
  $319 at March 31, 2000 and 1999, respectively)............   142,828          637
Other assets................................................    13,556        1,076
                                                              --------    ---------
Total assets................................................  $425,158    $  30,666
                                                              ========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 32,422    $   4,236
  Accrued expenses..........................................    10,789          530
  Current portion of long-term notes payable and capital
    lease obligations.......................................     6,090          230
                                                              --------    ---------
Total current liabilities...................................    49,301        4,996
Long-term notes payable and capital lease obligations.......    10,471          477
Long-term convertible subordinated notes....................   150,000           --
Redeemable Convertible Preferred Stock, 19,593,089 shares
  authorized:
    Series A Preferred Stock; $.0001 par value; none and
      7,023,645 shares issued and outstanding at March 31,
      2000 and 1999, respectively...........................        --        4,355
    Series B Preferred Stock, $.0001 par value, none and
      11,886,649 shares issued and outstanding at March 31,
      2000 and 1999, respectively...........................        --       24,952
    Series C Preferred Stock, $.0001 par value, none and
      666,666 shares issued and outstanding at March 31,
      2000 and 1999, respectively...........................        --       19,984
Commitments and contingencies
Stockholders' equity:
  Common Stock, $.0001 par value, 600,000,000 shares
    authorized; 121,214,105 and 34,535,415 shares issued and
    outstanding at March 31, 2000 and 1999, respectively....        12            3
  Additional paid-in capital................................   476,529       45,837
  Receivables from stockholders.............................    (1,817)        (138)
  Deferred compensation.....................................   (37,082)     (38,974)
  Accumulated other comprehensive loss......................    (1,803)          --
  Accumulated deficit.......................................  (220,453)     (30,826)
                                                              --------    ---------
Total stockholders' equity (deficit)........................   215,386      (24,098)
                                                              --------    ---------
Total liabilities and stockholders' equity..................  $425,158    $  30,666
                                                              ========    =========

                            See accompanying notes.

                                   ETOYS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEARS ENDED MARCH 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
Net sales...................................................  $ 151,036   $ 29,959   $   687
Cost of sales...............................................    121,973     24,246       568
                                                              ---------   --------   -------
Gross profit................................................     29,063      5,713       119
Operating expenses:
  Marketing and sales.......................................    120,460     20,719     1,290
  Web site and technology...................................     43,429      3,608       421
  General and administrative................................     16,665      4,352       676
  Goodwill amortization.....................................     27,835        319        --
  Deferred compensation amortization........................     13,701      5,814         2
                                                              ---------   --------   -------
    Total operating expenses................................    222,090     34,812     2,389
                                                              ---------   --------   -------
Operating loss..............................................   (193,027)   (29,099)   (2,270)
Other income (expense):
  Interest income...........................................      7,409        589        18
  Interest expense..........................................     (4,008)       (47)      (15)
                                                              ---------   --------   -------
Loss before provision for taxes.............................   (189,626)   (28,557)   (2,267)
Provision for taxes.........................................         (1)        (1)       (1)
                                                              ---------   --------   -------
Net loss....................................................  $(189,627)  $(28,558)  $(2,268)
                                                              =========   ========   =======
Basic and diluted net loss per share........................  $   (1.78)  $  (0.85)  $ (0.09)
                                                              =========   ========   =======
Shares used to compute basic and diluted net loss per
  share.....................................................    106,597     33,428    25,130
                                                              =========   ========   =======

                            See accompanying notes.

                                   ETOYS INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                 COMMON STOCK          ADDITIONAL      RECEIVABLES
                                            -----------------------     PAID-IN           FROM             DEFERRED
                                              SHARES       AMOUNT       CAPITAL       STOCKHOLDERS       COMPENSATION
                                            -----------   ---------   ------------   ---------------   ----------------
Balance at April 1, 1997..................           --    $   --       $     --        $     --          $      --
  Issuance of Common Stock................   26,569,275         3            917              --                 --
  Restricted stock issued.................    6,080,001        --             30             (30)                --
  Exercise of stock options...............      150,000        --              1              --                 --
  Deferred compensation...................           --        --             55              --                (55)
  Amortization of deferred compensation...           --        --             --              --                  2
  Comprehensive loss:
    Net loss..............................           --        --             --              --                 --
  Comprehensive loss......................
                                            -----------    ------       --------        --------          ---------

Balance at March 31, 1998.................   32,799,276         3          1,003             (30)               (53)
  Restricted stock issued.................      525,000        --             35            (140)                --
  Exercise of stock options...............    1,211,139        --             32              --                 --
  Issuance of warrants....................           --        --             32              --                 --
  Deferred compensation...................           --        --         44,735              --            (44,735)
  Amortization of deferred compensation...           --        --             --              --              5,814
  Repayment of receivables from
    stockholders..........................           --        --             --              32                 --
  Comprehensive loss:
    Net loss..............................           --        --             --              --                 --
  Comprehensive loss......................
                                            -----------    ------       --------        --------          ---------

Balance at March 31, 1999.................   34,535,415         3         45,837            (138)           (38,974)
  Proceeds from initial public offering,
    net of $2,606 issuance costs..........    9,568,000         1        175,836              --                 --
  Conversion of Redeemable Convertible
    Preferred Stock into Common Stock.....   58,779,267         6         49,296              --                 --
  Exercise of stock options and
    warrants..............................    2,702,116        --          1,932              --                 --
  Common Stock issued for acquisition of
    BabyCenter............................   16,003,095         2        190,456              --                 --
  Issuance of Common Stock under Employee
    Stock Purchase Plan...................       53,712        --          1,042              --                 --
  Purchase of restricted stock............     (427,500)       --             (2)             --                 --
  Issuance of warrants....................           --        --            323              --                 --
  Deferred compensation, net..............           --        --         11,809              --            (11,809)
  Amortization of deferred compensation...           --        --             --              --             13,701
  Assumption of receivables from
    stockholders..........................           --        --             --          (1,862)                --
  Repayment of receivables from
    stockholders..........................           --        --             --             183                 --
  Comprehensive loss:
    Net loss..............................           --        --             --              --                 --
    Net unrealized loss on investments....           --        --             --              --                 --
    Foreign currency translation loss.....           --        --             --              --                 --
  Comprehensive loss......................
                                            -----------    ------       --------        --------          ---------

Balance at March 31, 2000.................  121,214,105    $   12       $476,529        $ (1,817)         $ (37,082)
                                            ===========    ======       ========        ========          =========

                                               ACCUMULATED
                                                  OTHER
                                              COMPREHENSIVE        ACCUMULATED
                                                   LOSS              DEFICIT         TOTAL
                                            ------------------   ---------------   ---------
Balance at April 1, 1997..................       $    --           $       --      $      --
  Issuance of Common Stock................            --                   --            920
  Restricted stock issued.................            --                   --             --
  Exercise of stock options...............            --                   --              1
  Deferred compensation...................            --                   --             --
  Amortization of deferred compensation...            --                   --              2
  Comprehensive loss:
    Net loss..............................            --               (2,268)        (2,268)
                                                                                   ---------
  Comprehensive loss......................                                            (2,268)
                                                 -------           ----------      ---------
Balance at March 31, 1998.................            --               (2,268)        (1,345)
  Restricted stock issued.................            --                   --           (105)
  Exercise of stock options...............            --                   --             32
  Issuance of warrants....................            --                   --             32
  Deferred compensation...................            --                   --             --
  Amortization of deferred compensation...            --                   --          5,814
  Repayment of receivables from
    stockholders..........................            --                   --             32
  Comprehensive loss:
    Net loss..............................            --              (28,558)       (28,558)
                                                                                   ---------
  Comprehensive loss......................                                           (28,558)
                                                 -------           ----------      ---------
Balance at March 31, 1999.................            --              (30,826)       (24,098)
  Proceeds from initial public offering,
    net of $2,606 issuance costs..........            --                   --        175,837
  Conversion of Redeemable Convertible
    Preferred Stock into Common Stock.....            --                   --         49,302
  Exercise of stock options and
    warrants..............................            --                   --          1,932
  Common Stock issued for acquisition of
    BabyCenter............................            --                   --        190,458
  Issuance of Common Stock under Employee
    Stock Purchase Plan...................            --                   --          1,042
  Purchase of restricted stock............            --                   --             (2)
  Issuance of warrants....................            --                   --            323
  Deferred compensation, net..............            --                   --             --
  Amortization of deferred compensation...            --                   --         13,701
  Assumption of receivables from
    stockholders..........................            --                   --         (1,862)
  Repayment of receivables from
    stockholders..........................            --                   --            183
  Comprehensive loss:
    Net loss..............................            --             (189,627)      (189,627)
    Net unrealized loss on investments....        (1,641)                  --         (1,641)
    Foreign currency translation loss.....          (162)                  --           (162)
                                                                                   ---------
  Comprehensive loss......................                                          (191,430)
                                                 -------           ----------      ---------
Balance at March 31, 2000.................       $(1,803)          $ (220,453)     $ 215,386
                                                 =======           ==========      =========

                            See accompanying notes.

                                   ETOYS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEARS ENDED MARCH 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
OPERATING ACTIVITIES:
Net loss....................................................  $(189,627)  $(28,558)  $(2,268)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Noncash interest..........................................         --         70        15
  Nonemployee stock compensation............................         --         --        33
  Deferred compensation amortization related to stock
    options.................................................     13,701      5,814         2
  Depreciation..............................................      5,700        411        18
  Amortization of intangibles...............................     28,597        319        --
  Other, net................................................         --          6        --
  Changes in operating assets and liabilities:
    Inventories.............................................    (53,622)    (4,843)     (198)
    Prepaids and other current assets.......................    (10,751)    (1,542)      (35)
    Accounts payable........................................     25,611      3,890       297
    Accrued expenses........................................      5,956        503         9
                                                              ---------   --------   -------
Net cash used in operations.................................   (174,435)   (23,930)   (2,127)

INVESTING ACTIVITIES:
Capital expenditures for property and equipment.............    (44,252)    (2,119)     (178)
Proceeds from sale of property and equipment................      5,419        475        --
Acquisition of Toys.com.....................................         --         --      (270)
Net cash received from acquisition of BabyCenter, net of
  acquisition costs.........................................      2,571         --        --
Net cash proceeds from the sale of Consumer Health
  Interactive division......................................     14,296         --        --
Proceeds from the sale of investments.......................      1,492         --        --
Other, net..................................................     (6,368)    (1,076)       --
                                                              ---------   --------   -------
Net cash used in investing activities.......................    (26,842)    (2,720)     (448)

FINANCING ACTIVITIES:
Proceeds from bridge loan...................................         --      5,000        --
Payments on bridge loan.....................................         --     (2,238)       --
Proceeds from the issuance of Common Stock and exercise of
  stock options.............................................    178,821         32       225
Proceeds from the issuance of Redeemable Convertible
  Preferred Stock and exercise of warrants..................         --     42,469     3,007
Proceeds from the issuance of convertible
  notes.....................................................         --         --       895
Proceeds from the issuance of convertible subordinated
  notes.....................................................    150,000         --        --
Debt financing costs........................................     (4,810)        --        --
Payments on notes payable and capital leases................     (3,301)       (24)       --
Proceeds from receivables from stockholders.................        183         32        --
                                                              ---------   --------   -------
Net cash provided by financing activities...................    320,893     45,271     4,127
Effect of foreign exchange rate changes on cash.............       (162)        --        --
                                                              ---------   --------   -------
Net increase in cash and cash equivalents...................    119,454     18,621     1,552
Cash and cash equivalents at beginning of period............     20,173      1,552        --
                                                              ---------   --------   -------
Cash and cash equivalents at end of period..................  $ 139,627   $ 20,173   $ 1,552
                                                              =========   ========   =======

                            See accompanying notes.

                                   ETOYS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

GENERAL

    eToys Inc. (the Company) was incorporated in November 1996 in the state of Delaware. Prior to June 1997, the Company had no operations or activities. In June 1997, initial issuances of Common Stock occurred. The Company launched its Web site in October 1997. The Company is a Web-based retailer focused exclusively on children's products, including toys, video games, software, videos, music and baby-related products.

    The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred significant operating losses since inception of operations and has limited working capital. Management believes that the existing working capital in addition to revenue generated from product sales will support the Company's operations through March 31, 2001.

ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from those estimates.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

    All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest, which approximates fair value.

INVENTORIES

    Inventories are stated at the lower of cost (using the first in-first out method) or market and consist primarily of finished goods.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Depreciation and amortization is provided using the straight-line method based upon estimated useful lives, which range from three to five years. Assets acquired under lease and leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

    Costs incurred for the purchase or development of internal use software, including web site development costs, are also included within property and equipment. All costs incurred in the

                                   ETOYS INC.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) preliminary project stage, as well as maintenance and training, are expensed as incurred. Once the development project has completed the preliminary project stage and it is deemed probable that the project will be completed and used as intended, the project is considered to have moved into the application development stage. All costs incurred for the development or purchase of internal-use software that are incurred in the application development stage are capitalized as incurred. All capitalized costs are then amortized over their estimated useful lives, which is typically three years.

GOODWILL

    Goodwill represents the excess of the purchase price over the estimated fair market value of net assets acquired in a business combination. Goodwill is amortized on a straight-line basis over three to five years.

LONG-LIVED ASSETS

    The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company.

INCOME TAXES

    Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the period end exchange rates, and revenues and expenses are translated at average rates prevailing during the periods presented. Translated adjustments are included in accumulated other comprehensive loss, a separate component of stockholders' equity. Transaction gains or losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the consolidated statements of operations.

COMPREHENSIVE LOSS

    As of April 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Comprehensive loss is composed of net loss, net unrealized losses on investments and foreign currency translation adjustments.

                                   ETOYS INC.

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Shares associated with stock options and the Redeemable Convertible Preferred Stock are not included for the years ended March 31, 2000, 1999 and 1998 because they are antidilutive. Effective upon the closing of the Company's initial public offering in May 1999, the shares of the Redeemable Convertible Preferred Stock automatically converted into Common Stock and are included in the calculation of weighted average number of shares as of that date.

    The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                             YEARS ENDED MARCH 31,
                                                   ------------------------------------------
                                                       2000            1999          1998
                                                   -------------   ------------   -----------
Numerator:
  Net loss.......................................  $(189,627,000)  $(28,558,000)  $(2,268,000)
                                                   =============   ============   ===========
Denominator:
  Weighted average shares........................    106,597,242     33,427,908    25,129,888
                                                   -------------   ------------   -----------
  Denominator for basic and diluted
    calculation..................................    106,597,242     33,427,908    25,129,888
                                                   =============   ============   ===========
Basic and diluted net loss per share.............  $       (1.78)  $      (0.85)  $     (0.09)
                                                   =============   ============   ===========

REVENUE RECOGNITION

    The Company recognizes revenue from product sales, net of any discounts, when the products are shipped to customers. Outbound shipping and handling charges are included in net sales. The Company provides an allowance for sales returns in the period of sale, based upon historical experience. Additionally, revenues provided from the sale of banner advertisements and sponsorship advertising contracts are recognized ratably in the period in which the advertising is displayed, provided that no significant Company obligations remain and collections of the resulting receivable is probable.

ADVERTISING COSTS

    The Company expenses advertising costs as incurred. For the years ended March 31, 2000, 1999 and 1998, the Company incurred advertising costs of $55.5 million, $10.8 million and $0.9 million, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based

                                   ETOYS INC.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) compensation expense under APB 25 and make the required pro forma disclosures for compensation (see Note 7).

CONCENTRATIONS OF CREDIT RISK

    The Company is potentially subject to concentrations of credit risk arising principally from its holdings of cash and cash equivalents. The Company's credit risk is managed by investing its cash in high quality money market instruments and securities of the U.S. government and its agencies, foreign governments and high quality corporate issuers. The Company believes it had no significant concentrations of credit risk as of March 31, 2000 and 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts for the Company's cash and cash equivalents, notes receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturity of these instruments. Notes payable and capital lease obligation carrying amounts approximate fair value based upon borrowing rates currently available to the Company. The fair value of the Company's fixed rate long-term debt is based upon the closing market price (see Note 5).

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Subsequently, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") was issued, which deferred the effective date of SFAS 133 for one year. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. SFAS 133 requires all derivative instruments to be recorded as assets or liabilities at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. The Company does not believe the effects of adoption will be material to its financial position or results of operations as the Company does not currently hold any derivative instruments.

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

2.  ACQUISITIONS AND DISPOSALS

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

    The acquisition has been accounted for as a purchase and the acquisition costs of $190.0 million have been allocated to the assets acquired and the liabilities assumed based upon

                                   ETOYS INC.

2.  ACQUISITIONS AND DISPOSALS (CONTINUED)
estimates of their respective fair values. A total of $189.0 million, representing the excess of the purchase price over the fair value of the net tangible assets acquired, has been allocated to intangible assets and is being amortized over five years.

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

                                                               YEARS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2000        1999
                                                          ---------   ---------
                                                          (IN MILLIONS, EXCEPT
                                                           PER SHARE AMOUNTS)
Revenues................................................   $ 153.1     $ 34.7
Net loss................................................   $(206.2)    $(70.9)
Net loss per share(1)...................................   $ (1.87)    $(1.43)

------------------------

(1) Net loss per share is calculated using the weighted average number of common shares outstanding, including the effects of the automatic conversion of the Company's Redeemable Convertible Preferred Stock into Common Stock effective upon the closing of the Company's initial public offering, and the issuance of approximately 16.0 million shares to stockholders of BabyCenter as if such events had occurred on April 1, 1998.

    The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

    In March 1998, the Company acquired certain assets and assumed certain liabilities and obligations of one of its online competitors, Toys.com, including $25,000 in toy inventories and assumed certain advertising liabilities in the amount of $48,000, and the assumption of future contingent advertising contracts. The acquisition was accounted for under the purchase method of accounting and included a cash payment of approximately $0.3 million and the issuance of 2,340,000 shares of Common Stock with an estimated deemed fair value of approximately $0.7 million. Goodwill resulting from the acquisition was approximately $1.0 million. Subsequent to the acquisition, Toys.com ceased operations as a separate entity.

    On January 18, 2000, BabyCenter Inc., a wholly-owned subsidiary of the Company, completed its sale of substantially all of the assets and related liabilities of its Consumer Health Interactive ("CHI") division. In connection with the sale, the Company received proceeds in a combination of cash and registrable securities of approximately $20.0 million. The revenues and operating results of CHI were not significant to the consolidated financial results of the Company. The net book value of CHI's assets and related liabilities approximated the sale price of $20.0 million as of the date of sale.

                                   ETOYS INC.

3.  PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consist of the following:

                                                                 MARCH 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Computers, equipment and software.........................  $15,556     $1,393
Furniture and fixtures....................................      909         10
Leasehold improvements....................................    2,765        371
Leased assets.............................................   16,460        731
Construction in progress..................................   25,027         --
                                                            -------     ------
                                                             60,717      2,505
Less accumulated depreciation and amortization............   (6,229)      (369)
                                                            -------     ------
    Property and equipment, net...........................  $54,488     $2,136
                                                            =======     ======

4.  INCOME TAXES

    As a result of the net operating losses, the provision for income taxes consists solely of minimum state taxes. The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

                                                              YEARS ENDED MARCH 31,
                                                       ------------------------------------
                                                         2000          1999          1998
                                                       --------      --------      --------
Statutory federal income tax expense (benefit).......    (34)%         (34)%         (34)%
State income tax expense (benefit)...................     (3)           (6)           (6)
Valuation allowance..................................     30            24            40
Non-deductible stock compensation....................      2            15            --
Non-deductible goodwill amortization.................      5             1            --
                                                         ---           ---           ---
                                                          -- %          -- %          -- %
                                                         ===           ===           ===

    The components of the deferred tax assets and related valuation allowance at March 31, 2000 and 1999, are as follows:

                                                              MARCH 31,
                                                         -------------------
                                                           2000       1999
                                                         --------   --------
                                                           (IN THOUSANDS)
Reserves...............................................  $  2,964   $     --
Other..................................................     1,023        792
Net operating loss carryforwards.......................    69,445      9,731
                                                         --------   --------
Deferred tax assets....................................    73,432     10,523
Valuation allowance....................................   (73,432)   (10,523)
                                                         --------   --------
                                                         $     --   $     --
                                                         ========   ========

                                   ETOYS INC.

4.  INCOME TAXES (CONTINUED)
    Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

    The Company has net operating losses for both federal and state tax purposes of approximately $177.4 million and $103.6 million, respectively, expiring beginning in the years 2012 for federal and 2005 for state. The net operating losses can be carried forward to offset future taxable income. Approximately $14.7 million and $7.3 million of the federal and state net operating losses, respectively, relate to stock option deductions, which, if realized will be credited to additional paid-in capital. Utilization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company's ability to use carryforwards in the future.

5.  DEBT

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

    In February 2000, the Company filed a shelf registration statement with the Securities and Exchange Commission covering resales of the $150 million of Convertible Notes and Common Stock issuable upon conversion of the Convertible Notes. The shelf registration statement is expected to be declared effective in June 2000.

    In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," a reasonable estimate of the fair value of the Convertible Notes outstanding at March 31, 2000 was $58.5 million. This is based upon the closing market price of the Convertible Notes on that date.

    During the year ended March 31, 1998, the Company received $0.9 million in proceeds from the issuance of 6.07% convertible notes. The notes were automatically converted into Series A Redeemable Convertible Preferred Stock due to certain conditions as specified within the initial note agreement. As a result of the conversion, the initial proceeds from the convertible notes of $0.9 million, plus $15,000 of accrued interest, were converted into 1,468,018 shares of Series A Redeemable Convertible Preferred Stock.

                                   ETOYS INC.

5.  DEBT (CONTINUED)
    In conjunction with the issuance of the 6.07% convertible notes, the Company issued to the purchasers of the 6.07% convertible notes, 721,757 stock warrants for the purchase of Series A Redeemable Convertible Preferred Stock at $.62 per share. As of March 31, 2000, all warrants have been exercised. No value has been allocated to the warrants as the amount is not deemed to be significant.

    On May 6, 1998, the Company entered into a $5.0 million bridge financing agreement with a group of investors. The bridge financing was in the form of Convertible Subordinated Promissory Notes (the Notes) which were payable on demand after May 6, 1999 accruing interest at a rate of 8% per annum until paid and compounded annually. In July 1998, $2.8 million of the Notes plus interest were converted into 1,331,235 shares of Series B Redeemable Convertible Preferred Stock. The remaining balance of the Notes of $2.2 million plus accrued interest was repaid in cash to the investors in June 1998.

    Effective upon the closing date of the Company's initial public offering, all Redeemable Convertible Preferred Stock, including all shares purchased from the exercise of warrants, were converted into Common Stock.

6.  CAPITAL STRUCTURE

REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On March 19, 1999, the Company amended its Certificate of Incorporation to, among other matters, increase the authorized number of shares of Preferred Stock to 19,593,089.

    In conjunction with this amendment, the Company authorized 666,666 shares of Series C Redeemable Convertible Preferred Stock (Series C). In December 1997, the issuance of Series A Redeemable Convertible Preferred Stock (Series A) resulted in proceeds of $3.0 million, representing 4,849,999 shares issued and outstanding at $0.62 per share. In conjunction with this offering, $0.9 million of convertible notes, plus related accrued interest of $15,000, were converted into 1,468,018 shares of Series A (see Note 5). In June 1998, the issuance of Series B resulted in proceeds of $25.0 million representing 11,886,649 shares issued and outstanding at $2.1032 per share. In March 1999, the Company issued Series C which resulted in proceeds of approximately $20.0 million, representing 666,666 shares issued and outstanding at $30 per share. Each share of Redeemable Convertible Preferred Stock is convertible, at the stockholder's option, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing $0.62 in the case of Series A, $2.1032 in the case of Series B and $30 in the case of Series C by the Conversion Price, as defined.

    Upon the closing of the Company's initial public stock offering, all Redeemable Convertible Preferred Stock, including stock warrants exercised for the purchase of 721,757 shares of Series A Redeemable Convertible Preferred Stock, was converted into an aggregate of 58,779,267 shares of Common Stock.

COMMON STOCK

    In March 1999, the Company's Board of Directors declared a stock split of three shares for every one share of Common Stock then outstanding. The stock split was effective May 24, 1999, the date the Company's public offering of Common Stock closed. Accordingly, the accompanying

                                   ETOYS INC.

6.  CAPITAL STRUCTURE (CONTINUED)
financial statements and footnotes have been restated to reflect the stock split. The par value of the shares of Common Stock to be issued in connection with the stock split was credited to Common Stock and a like amount charged to additional paid-in capital.

    The following table is presented to summarize the Common Stock authorized at March 31, 2000:

                                                                 COMMON
                                                              SHARES ISSUED
                 DESCRIPTION OF INSTRUMENT                     OR RESERVED
------------------------------------------------------------  -------------
Common Stock outstanding                                       121,214,105
1997 Employee Incentive Stock Option Plan                       17,400,000
1999 Employee Incentive Stock Option Plan                       24,800,000
1997 BabyCenter, Inc. Stock Option Plan                          2,716,905
1999 Employee Stock Purchase Plan                                1,000,000
1999 Directors Stock Option Plan                                   600,000
Convertible subordinated notes                                   2,029,845
Common Stock warrants                                                4,000
                                                               -----------
  Common Stock issued or reserved                              169,764,855
                                                               -----------
Common Stock available                                         430,235,145
                                                               ===========

RECEIVABLES FROM STOCKHOLDERS

    Receivables from stockholders, totaling $0.1 million at March 31, 1999, represent interest bearing notes from certain stockholders issued to finance the purchase of 6,605,001 and 50,000 shares of the Company's Common and Series B, respectively. The notes bear interest rates between 6.0% and 8.0% per year with interest due upon payment of the notes. The notes outstanding as of March 31, 1999 were fully repaid during the year ended March 31, 2000.

    Receivables from stockholders as of March 31, 2000 of $1.8 million represent the outstanding balance of $1.8 million on interest bearing notes from certain BabyCenter stockholders issued to finance the purchase of BabyCenter common stock. These notes were assumed by the Company in connection with the acquisition of BabyCenter. As a result of the assumption of the notes, the issued notes are financing the purchase of 1,395,022 shares of the Company's Common Stock. The notes bear interest rates between 4.77% and 5.21% per year with interest due upon payment of the notes. The notes are payable on different dates ranging from March 3, 2003 to April 12, 2003, or upon termination of employment or transfer or any purchased shares.

DEFERRED COMPENSATION

    The Company recorded deferred compensation, net of option cancellations, of $11.8 million, $44.7 million and $0.1 million for the years ended March 31, 2000, 1999 and 1998, respectively. The amounts recorded represent the difference between the grant price and the deemed fair value of the Company's Common Stock for shares subject to options granted. The amortization of deferred compensation will be charged to operations over the vesting period of the options, which is typically four years. Total amortization recognized was $13.7 million, $5.8 million and $2,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

                                   ETOYS INC.

6.  CAPITAL STRUCTURE (CONTINUED)
    The following table shows the amounts of deferred compensation amortization that would have been recorded under the following income statement categories had deferred compensation amortization not been separately stated in the consolidated statements of operations:

                                                     YEARS ENDED MARCH 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
Marketing and sales............................  $ 3,541    $ 1,503    $    --
Web site and technology........................    4,489      1,905         --
General and administrative.....................    5,671      2,406          2
                                                 -------    -------    -------
                                                 $13,701    $ 5,814    $     2
                                                 =======    =======    =======

7. STOCK OPTION PLANS

    The Company adopted the 1997 Stock Option Plan, as amended June 1998 (the
Plan), which provides for the granting of options for purchases up to 17,400,000 shares of the Company's Common Stock. Under the terms of the Plan, options may be granted to employees, nonemployees, directors or consultants at prices not less than the fair value at the date of grant. Options granted to nonemployees are recorded at the value of negotiated services received. Options vest over four years, 25% for the first year and ratably over the remaining three years and generally expire ten years from the date of grant.

    In February 1999, the Board of Directors adopted the 1999 Stock Option Plan, the 1999 Directors' Stock Option Plan and the 1999 Employee Stock Purchase Plan. In March 1999 the stockholders approved these plans. The 1999 Stock Option Plan provides for 24,800,000 shares of Common Stock to be granted under terms similar to the 1997 Stock Plan. The 1999 Directors' Stock Option Plan reserves a total of 600,000 shares of Common Stock for grants of options to nonemployee directors. The 1999 Employee Stock Purchase Plan reserves a total of 1,000,000 shares of Common Stock for limited purchases by employees through payroll deductions, with a purchase price equal to 85% of the fair market value of the Common Stock.

    In connection with the BabyCenter acquisition, the Company assumed the outstanding options issued under the BabyCenter, Inc. 1997 Stock Option Plan. Upon closing of the merger, options outstanding under the BabyCenter plan became options to purchase an aggregate of 2,716,905 shares of the Company's Common Stock. The terms of the BabyCenter options are similar to the terms of options issuable under the 1999 Stock Option Plan, except that if the Company were acquired, such options would terminate if not assumed, or equivalent options substituted, by the Company's acquiror.

                                   ETOYS INC.

7. STOCK OPTION PLANS (CONTINUED)

    The following table summarizes the Company's stock option activity:

                                              NUMBER OF          PRICE         WEIGHTED AVERAGE
                                                SHARES         PER SHARE        EXERCISE PRICE
                                              ----------   -----------------   -----------------
Outstanding at March 31, 1997...............          --
  Granted...................................   4,407,000   $0.005 to $ 0.033        $ 0.010
  Exercised.................................    (150,000)   0.005 to   0.005          0.005
  Canceled..................................          --                                 --
                                              ----------

Outstanding at March 31, 1998...............   4,257,000    0.005 to   0.033          0.010
  Granted...................................  14,116,650     0.033 to  9.000          1.695
  Exercised.................................  (1,736,136)   0.005 to   3.333          0.037
  Canceled..................................  (1,709,838)   0.005 to   3.333          0.053
                                              ----------

Outstanding at March 31, 1999...............  14,927,676    0.005 to   9.000          1.595
  Granted and assumed(1)....................  11,645,147    0.040 to  73.875         19.819
  Exercised.................................  (2,546,725)   0.005 to  20.000          0.724
  Canceled..................................  (1,562,777)   0.033 to  66.563         10.397
                                              ----------

Outstanding at March 31, 2000...............  22,463,321   $0.005 to $73.875        $10.467
                                              ==========

------------------------

(1) Includes the assumption of 2,716,905 outstanding options issued under the BabyCenter, Inc. 1997 Stock Option Plan assumed by the Company in connection with the BabyCenter acquisition.

    Options outstanding at March 31, 2000, 1999 and 1998 were exercisable for 4,119,590, 535,944 and 321,000 shares of Common Stock, respectively. Common Stock available for future grants at March 31, 2000, 1999 and 1998 were 18,620,723, 22,786,188 and 4,165,500 shares, respectively.

    Additional information with respect to the outstanding options as of March 31, 2000 is as follows:

                                                 OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                       ----------------------------------------   ---------------------
                                                    WEIGHTED   WEIGHTED AVERAGE                WEIGHTED
                                                    AVERAGE       REMAINING                    AVERAGE
                                       NUMBER OF    EXERCISE     CONTRACTUAL      NUMBER OF    EXERCISE
                                         SHARES      PRICE           LIFE           SHARES      PRICE
                                       ----------   --------   ----------------   ----------   --------
RANGE OF EXERCISE PRICES
  $ 0.005 to $ 0.140................    2,562,307   $ 0.055          7.92           631,364    $ 0.062
    0.143 to   0.143................    5,450,613     0.143          8.56         1,627,754      0.143
    0.150 to   3.333................    3,306,646     2.405          8.79           814,128      2.440
    3.830 to  10.520................    2,605,700     8.784          9.22           379,403      8.499
   11.000 to  11.580................    2,406,907    11.121          9.10            17,749     11.000
   14.063 to  19.750................    3,049,391    16.677          9.86               970     19.750
   20.000 to  43.500................    2,212,628    32.267          9.42           640,772     26.087
   49.850 to  62.625................      552,484    60.182          9.51             7,450     59.750
   66.563 to  66.563................      314,050    66.563          9.50                --         --
   73.875 to  73.875................        2,595    73.875          9.58                --         --
                                       ----------                                 ---------
  $ 0.005 to $73.875................   22,463,321   $10.467          8.97         4,119,590    $ 5.549
                                       ==========                                 =========

                                   ETOYS INC.

7. STOCK OPTION PLANS (CONTINUED)
    Pro forma information regarding the net loss and net loss per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock option grants under the fair value method of that statement. The Company calculated the minimum fair value of each option grant on the date of the grant using the minimum value option pricing model as prescribed by SFAS 123 through May 20, 1999. The fair value of the options granted subsequent to May 20, 1999 have been estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

                                                                    YEARS ENDED
                                                                     MARCH 31,
                                                           ------------------------------
                                                             2000       1999       1998
                                                           --------   --------   --------
Risk-free interest rates.................................    6.1%       5.14%      6.0%
Expected lives (in years)................................      4           4         5
Dividend yield...........................................      0%          0%        0%
Expected volatility......................................     90%          0%        0%

    Had compensation cost for the Company's stock option plan been determined consistent with the fair value method as required by SFAS 123, the Company's net loss and net loss per share would have been as indicated below:

                                                                  YEARS ENDED MARCH 31,
                                                        ------------------------------------------
                                                           2000             1999           1998
                                                        -----------      ----------      ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss:
  As reported.........................................  $ (189,627)      $ (28,558)      $ (2,268)
  Pro forma...........................................    (214,787)        (28,686)        (2,268)
Basic and diluted net loss per share:
  As reported.........................................  $    (1.78)      $   (0.85)      $  (0.09)
  Pro forma...........................................       (2.01)          (0.86)         (0.09)

8. COMMITMENTS AND CONTINGENCIES

LEASES AND NOTES PAYABLE OBLIGATIONS

    The Company leases its office and warehouse facilities under long-term noncancelable operating leases. The Company had a letter of credit outstanding relating to building leases in the amount of $7.5 million as of March 31, 2000. For the years ended March 31, 2000, 1999 and 1998, total rent expense incurred related to these leases amounted to $6.3 million, $0.6 million and $0.1 million, respectively.

                                   ETOYS INC.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    At March 31, 2000, future lease and notes payable commitments are as follows (in thousands):

                                                                           NOTES
                                                                          PAYABLE
                                                                            AND
                                                              OPERATING   CAPITAL
                                                               LEASES      LEASES
                                                              ---------   --------
2001........................................................  $ 14,505    $ 7,452
2002........................................................    15,676      7,243
2003........................................................    15,543      4,148
2004........................................................    13,049        362
2005........................................................    10,852         --
Thereafter..................................................    58,390         --
                                                              --------    -------
                                                              $128,015     19,205
                                                              ========
Less amounts representing interest..........................               (2,644)
                                                                          -------
                                                                          $16,561
                                                                          =======

EQUIPMENT FINANCING ARRANGEMENT

    During December 1998, the Company entered into a line of credit arrangement with a leasing institution that provides for sale and leaseback transactions of capital equipment up to a maximum of $2.0 million. Under this agreement, $1.3 million was available for future financing transactions at March 31, 1999. During the year ended March 31, 2000, the remaining financing available under the agreement was fully utilized. In addition, the agreement provided the leasing institution warrants, with value equal to approximately $0.1 million with the number of shares to be determined pursuant to a formula, as defined, at the time of issuance. Such warrants were issued on January 31, 1999 and subsequently exercised in March 2000.

ADVERTISING COMMITMENTS

    During 1999 and the first part of 2000, the Company entered into a number of commitments for online, print and broadcast advertising. At March 31, 2000, future advertising commitments were as follows: $11.4 million in 2001, $7.9 million in 2002 and $2.2 million in 2003.

LEGAL PROCEEDINGS

    From time to time, the Company is involved in legal proceedings relating to claims arising out of the ordinary course of business, including employment related claims and claims of alleged infringement of trademarks, copyrights and other intellectual property. The Company currently is not aware of any such legal proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition or operating results.

9. RETIREMENT PLAN

    The Company maintains a defined contribution 401(k) plan under which its employees are eligible to participate. Participants may make, within certain limitations, voluntary contributions based upon a percentage of their compensation. The Company may make voluntary contributions to the Plan. Participants are fully vested in the Company's contributions after a specified number of

                                   ETOYS INC.

9. RETIREMENT PLAN (CONTINUED)
years of service, as defined under the plan. No Company contributions had been made to date under the plan.

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

                                                                   YEARS ENDED MARCH 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Income taxes paid...........................................  $       1   $     1     $   1
Interest paid...............................................  $     706   $     9     $  --
Notes payable and capital lease obligations incurred........  $  17,143   $   731     $  --
Conversion of outstanding notes into Series A and Series B
  Redeemable Convertible Preferred Stock....................  $      --   $ 2,800     $ 910
Issuance of stock in connection with the Toys.com
  acquisition...............................................  $      --   $    --     $ 663
Issuance of notes receivables for Common Stock and
  Redeemable Convertible Preferred Stock....................  $      --   $   140     $  30
Acquisition of BabyCenter:
  Fair value of assets acquired (including goodwill)........  $ 197,634   $    --     $  --
  Liabilities assumed.......................................     (9,017)       --        --
  Stock issued..............................................   (189,987)       --        --
  Assumption of stockholders' receivable....................      1,862        --        --
                                                              ---------   -------     -----
Cash paid...................................................        492        --        --
Cash acquired...............................................     (3,063)       --        --
                                                              ---------   -------     -----
Net cash received from acquisition of BabyCenter............  $   2,571   $    --     $  --
                                                              =========   =======     =====

11. SUBSEQUENT EVENTS (UNAUDITED)

    In May 2000, the Company increased the number of shares eligible to be granted under the 1999 Stock Plan to 28,455,005 and the number of shares available for purchase under the 1999 Employee Stock Purchase Plan to 1,609,167.

12. QUARTERLY RESULTS (UNAUDITED)

    The following tables contain selected unaudited Statement of Operations information for each quarter of 2000 and 1999. The Company believes that the following information reflects all normal

                                   ETOYS INC.

12. QUARTERLY RESULTS (UNAUDITED) (CONTINUED) recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                             YEAR ENDED MARCH 31, 2000
                                                    --------------------------------------------
                                                     FIRST      SECOND       THIRD      FOURTH
                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                    --------   ---------   ---------   ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.........................................  $  7,975   $ 13,306    $106,751    $ 23,004
Gross profit......................................     1,518      2,554      20,284       4,707
Net loss..........................................   (20,783)   (44,944)    (75,487)    (48,413)
Basic and diluted loss per share..................  $  (0.32)  $  (0.38)   $  (0.63)   $  (0.40)
                                                    ========   ========    ========    ========
Shares used in computation of basic and diluted
  loss per share..................................    65,959    119,374     119,716     120,608
                                                    ========   ========    ========    ========

                                                             YEAR ENDED MARCH 31, 1999
                                                    --------------------------------------------
                                                     FIRST      SECOND       THIRD      FOURTH
                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                    --------   ---------   ---------   ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.........................................  $    381   $    608    $ 22,910    $  6,059
Gross profit......................................        70        112       4,709         821
Net loss..........................................    (2,171)    (3,383)     (9,822)    (13,182)
Basic and diluted loss per share..................  $  (0.07)  $  (0.10)   $  (0.29)   $  (0.38)
                                                    ========   ========    ========    ========
Shares used in computation of basic and diluted
  loss
  per share.......................................    32,838     32,893      33,731      34,240
                                                    ========   ========    ========    ========

          UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

    The following unaudited pro forma condensed combined financial information for the Company consists of the Unaudited Pro Forma Condensed Combined Statements of Operations for the years ended March 31, 2000 and 1999 and the Unaudited Pro Forma Condensed Combined Balance Sheet as of March 31, 1999.

    On July 1, 1999, the Company completed its acquisition of BabyCenter, Inc. ("BabyCenter") pursuant to a reorganization agreement executed in April 1999. As consideration for the purchase, the Company issued to the stockholders of BabyCenter approximately 16.0 million shares of the Company's common stock valued at $190.0 million based upon the stock price on the date that the transaction was announced. The Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended March 31, 2000 gives effect to transaction as if it had taken place on April 1, 1999. The Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended March 31, 1999 gives effect to the BabyCenter acquisition as if it had taken place on April 1, 1998. The Unaudited Pro Forma Condensed Combined Balance Sheet as of March 31, 1999 gives effect to transaction as if it had taken place on March 31, 1999.

    The acquisition has been accounted for as a purchase and the acquisition costs of $190.0 million have been allocated to the assets acquired and the liabilities assumed based upon estimates of their respective fair values. A total of $189.0 million, representing the excess of the purchase price over the fair value of the net tangible assets acquired, has been allocated to intangible assets and is being amortized over five years. Had the acquisition been completed on March 31, 1999, a total of $183.9 million, representing the excess of the purchase price over the fair value of the net tangible assets acquired as of March 31, 1999, would have been allocated to intangible assets and amortized over five years.

    The Company's historical consolidated results of operations as of March 31, 2000 incorporate BabyCenter's results of operations commencing upon the July 1, 1999 acquisition date. Accordingly, the Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended March 31, 2000 combines the Company's historical consolidated results of operations for the year ended March 31, 2000 and BabyCenter's historical results of operations for the quarter ended June 30, 1999. Additionally, the Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended March 31, 2000 is based upon an acquisition cost of $190.0 million and assumes that an estimated $189.0 million excess of acquisition cost over the book value of BabyCenter's net tangible assets is allocated to intangible assets with a useful life of five years.

    The Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended March 31, 1999 combines the Company's historical results for the year ended March 31, 1999 with BabyCenter's historical results for the year ended March 31, 1999. In addition, the Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended March 31, 1999 is based upon an acquisition cost of $190.0 million and assumes that an estimated $183.9 million excess of acquisition cost over the book value of BabyCenter's net tangible assets as of March 31, 1999 is allocated to intangible assets with a useful life of five years.

    The pro forma financial information has been prepared on the basis of the assumptions described in the notes. The pro forma financial information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred on April 1, 1999, March 31, 1999 or April 1, 1998, nor is it necessarily indicative of future results.

         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31, 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         PRO FORMA
                                                 ETOYS     BABYCENTER   ADJUSTMENTS        TOTAL
                                               ---------   ----------   -----------      ---------
Net sales....................................  $ 151,036    $ 2,052      $     --        $ 153,088
Cost of sales................................    121,973        971            --          122,944
                                               ---------    -------      --------        ---------
Gross profit.................................     29,063      1,081            --           30,144
Operating expenses:
  Marketing and sales........................    120,460      1,839            --          122,299
  Web site and technology....................     43,429        926            --           44,355
  General and administrative.................     16,665      4,401            --           21,066
  Goodwill amortization......................     27,835         --         9,452 (5)       37,287
  Deferred compensation amortization.........     13,701      1,149            --           14,850
                                               ---------    -------      --------        ---------
    Total operating expenses.................    222,090      8,315         9,452          239,857
                                               ---------    -------      --------        ---------
Operating loss...............................   (193,027)    (7,234)       (9,452)        (209,713)
Other income (expense):
  Interest income............................      7,409        114            --            7,523
  Interest expense...........................     (4,008)       (45)           --           (4,053)
                                               ---------    -------      --------        ---------
Loss before provision for taxes..............   (189,626)    (7,165)       (9,452)        (206,243)
Provision for taxes..........................         (1)        (1)           --               (2)
                                               ---------    -------      --------        ---------
Net loss.....................................  $(189,627)   $(7,166)     $ (9,452)       $(206,245)
                                               =========    =======      ========        =========
Basic and diluted net loss per share.........  $   (1.78)                                $   (1.87)
                                               =========                                 =========
Shares used to compute basic and diluted net
  loss per share.............................    106,597                    3,990 (6)      110,587
                                               =========                 ========        =========

   See notes to unaudited pro forma condensed combined financial information.

         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31, 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          PRO FORMA
                                                  ETOYS     BABYCENTER   ADJUSTMENTS       TOTAL
                                                  -----     ----------   -----------      --------
Net sales......................................  $ 29,959    $ 4,768      $     --        $ 34,727
Cost of sales..................................    24,246        981            --          25,227
                                                 --------    -------      --------        --------
Gross profit...................................     5,713      3,787            --           9,500
Operating expenses:
  Marketing and sales..........................    20,719      2,461            --          23,180
  Web site and technology......................     3,608      3,752            --           7,360
  General and administrative...................     4,352      1,802            --           6,154
  Goodwill amortization........................       319         --        36,788 (5)      37,107
  Deferred compensation amortization...........     5,814        573            --           6,387
                                                 --------    -------      --------        --------
    Total operating expenses...................    34,812      8,588        36,788          80,188
                                                 --------    -------      --------        --------
Operating loss.................................   (29,099)    (4,801)      (36,788)        (70,688)
Other income (expense):
  Interest income..............................       589        280            --             869
  Interest expense.............................       (47)       (24)           --             (71)
                                                 --------    -------      --------        --------
Loss before provision for taxes................   (28,557)    (4,545)      (36,788)        (69,890)
Provision for taxes............................        (1)        --            --              (1)
                                                 --------    -------      --------        --------
Net loss.......................................  $(28,558)   $(4,545)     $(36,788)       $(69,891)
                                                 ========    =======      ========        ========
Basic and diluted net loss per share...........  $  (0.85)                                $  (1.41)
                                                 ========                                 ========
Shares used to compute basic and diluted net
  loss per share...............................    33,428                   16,003          49,431
                                                 ========                 ========        ========

   See notes to unaudited pro forma condensed combined financial information.

              UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
                              AS OF MARCH 31, 1999

                                 (IN THOUSANDS)

                                                                         PRO FORMA
                                                 ETOYS     BABYCENTER   ADJUSTMENTS        TOTAL
                                                --------   ----------   -----------      ---------
ASSETS
Current assets:
  Cash and cash equivalents...................  $ 20,173    $ 9,000      $     --        $ 29,173
  Inventories.................................     5,067        201            --           5,268
  Prepaids and other current assets...........     1,577        750            --           2,327
                                                --------    -------      --------        --------
Total current assets..........................    26,817      9,951            --          36,768
Property and equipment........................     2,505      1,582          (530)(3)       3,557
Accumulated depreciation and amortization.....      (369)      (278)           --            (647)
                                                --------    -------      --------        --------
                                                   2,136      1,304          (530)          2,910
Goodwill (net of accumulated amortization)....       637         --       183,942 (2)     184,579
Other assets..................................     1,076         40            --           1,116
                                                --------    -------      --------        --------
Total assets..................................  $ 30,666    $11,295      $183,412        $225,373
                                                ========    =======      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................  $  4,236    $   693      $    780 (3)    $  5,709
  Deferred revenues...........................        --        713            --             713
  Accrued expenses............................       530        605         1,879 (3)       3,014
  Current portion of long-term notes payable
    and capital lease obligations.............       230        118            --             348
                                                --------    -------      --------        --------
Total current liabilities.....................     4,996      2,129         2,659           9,784
Long-term notes payable and capital lease
  obligations.................................       477        564            --           1,041
Redeemable Convertible Preferred Stock........    49,291         --            --          49,291
Stockholders' equity (deficit)................   (24,098)     8,602          (632)(3)     165,257
                                                                           (8,602)(4)
                                                                          189,987 (4)
                                                --------    -------      --------        --------
Total liabilities and stockholders' equity
  (deficit)...................................  $ 30,666    $11,295      $183,412        $225,373
                                                ========    =======      ========        ========

   See notes to unaudited pro forma condensed combined financial information.

                NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED

                             FINANCIAL INFORMATION

    The pro forma information gives effect to the Company's acquisition of BabyCenter through a merger and exchange of shares. The Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended March 31, 2000 reflects this transaction as if it had taken place on April 1, 1999. The Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended March 31, 1999 reflects this transaction as if it had taken place on April 1, 1998. The Unaudited Pro Forma Condensed Combined Balance Sheet as of March 31, 1999 reflects this transaction as if it had taken place on March 31, 1999.

    The BabyCenter acquisition has been accounted for using the purchase method of accounting. The pro forma financial information has been prepared on the basis of assumptions described in the following notes and include assumptions relating to the allocation of the consideration paid for the assets and liabilities of BabyCenter based upon estimates of their fair value. In opinion of the Company's management, all adjustments necessary to present fairly such pro forma financial information have been based on the terms and structure of the BabyCenter merger.

    The pro forma financial information is not necessarily indicative of what the actual financial results would have been had this transaction taken place on April 1, 1999, March 31, 1999 or April 1, 1998 and does not purport to indicate the results of future operations.

    The pro forma financial information gives effect to the following pro forma adjustments:

    1. In accordance with the reorganization agreement for the BabyCenter merger:

    The BabyCenter merger has been accounted for using the purchase method of accounting. The purchase price was based on $11.00 per share, which was the mid-point of the Company's filing range at the announcement of the BabyCenter merger.

    The purchase price was determined as follows:

                                       BABYCENTER                    FAIR VALUE
                                         SHARES     ETOYS SHARES   (IN THOUSANDS)
                                       ----------   ------------   --------------
Shares...............................   7,651,521    16,003,095       $176,034
Stock options........................   1,299,027     2,716,905         13,953
                                       ----------   -----------       --------
  Totals.............................   8,950,548    18,720,000       $189,987
                                       ==========   ===========       ========

    The BabyCenter shares were first converted to the Company's equivalent shares by taking the number of BabyCenter shares multiplied by the exchange ratio of approximately 2.09 shares of the Company for each BabyCenter share.

    The fair value of "shares" was calculated by taking the fair value of the stock ($11.00 per share) times the number of the Company's shares to be exchanged.

    With respect to stock options exchanged as part of the BabyCenter merger, all vested and unvested BabyCenter options exchanged for the Company's options are included as part of the purchase price based on their fair value.

    The fair value of the stock was calculated by taking the vested and unvested options to purchase the Company's shares (2,716,905 options) times the fair value of the stock ($11.00 per share) less the proceeds which will be received from the optionholders upon exercise.

                NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED

    The pro forma financial information has been prepared on the basis of assumptions described in these notes and include assumptions relating to the allocation of the consideration paid for the assets and liabilities of BabyCenter based upon estimates of their fair value.

    The Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended March 31, 2000 is based upon an acquisition price of $190.0 million and assumes that an estimated $189.0 million excess of acquisition costs over the book value of BabyCenter's net tangible assets is allocated to intangible assets with a useful life of five years. The table below reflects the acquisition cost, purchase price allocation and annual amortization of intangible assets acquired as of July 1, 1999 based upon the historical amounts recorded (in thousands):

                                                                          ANNUAL
                                                     AMORTIZATION     AMORTIZATION OF
                                                    LIFE (IN YEARS)     INTANGIBLES
                                                    ---------------   ---------------
ESTIMATED ACQUISITION COST:
  Estimated purchase price............  $189,987
                                        ========
PURCHASE PRICE ALLOCATION:
  Estimated fair value of net tangible
    assets of BabyCenter at July 1,
    1999..............................  $  2,745
  Purchase price adjustments to
    acquired assets and liabilities...    (1,797)
  Intangible assets acquired:
    Goodwill..........................   189,039           5              $37,808
                                        --------
                                        $189,987
                                        ========

    The Unaudited Pro Forma Condensed Combined Balance Sheet as of March 31, 1999 is based upon an acquisition price of $190.0 million and assumes that an estimated $183.9 million excess of acquisition costs over the book value of BabyCenter's net tangible assets as of March 31, 1999 is allocated to intangible assets. The table below reflects the acquisition cost, purchase price allocation and amortization of intangible assets acquired had the acquisition of BabyCenter been completed on March 31, 1999 (in thousands):

                                                                          ANNUAL
                                                     AMORTIZATION     AMORTIZATION OF
                                                    LIFE (IN YEARS)     INTANGIBLES
                                                    ---------------   ---------------
ESTIMATED ACQUISITION COST:
  Estimated purchase price............  $189,987
                                        ========
PURCHASE PRICE ALLOCATION:
  Estimated fair value of net tangible
    assets of BabyCenter at March 31,
    1999..............................  $  8,602
  Purchase price adjustments to
    acquired assets and liabilities...    (2,557)
  Intangible assets acquired:
    Goodwill..........................   183,942           5              $36,788
                                        --------
                                        $189,987
                                        ========

                NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED

    The Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended March 31, 1999 is based upon an acquisition price of $190.0 million and assumes that an estimated $183.9 million excess of acquisition costs over the book value of BabyCenter's net tangible assets as of March 31, 1999 is allocated to intangible assets with a useful life of five years.

    Tangible assets of BabyCenter acquired in the BabyCenter merger principally include cash and fixed assets. Liabilities of BabyCenter assumed in the BabyCenter merger principally include accounts payable, accrued payroll and other current liabilities.

    2.  The pro forma adjustment is for goodwill allocation of $183.9 million.

    3. The pro forma adjustments are for purchase price adjustments applied to certain assets acquired and liabilities assumed in connection with the BabyCenter merger aggregating to $2.6 million.

    4. The pro forma adjustment to stockholders' equity reflects the elimination of BabyCenter's stockholders' equity ($8.6 million) and the impact of the issuance of the Company's common stock ($190.0 million) in connection with the BabyCenter merger.

    5. The pro forma adjustment is for goodwill amortization of $9.5 million and $36.8 million for the years ended March 31, 2000 and 1999, respectively. Goodwill amortization for the year ended March 31, 2000 reflects the reduction of goodwill associated with the sale of CHI which occurred in January 2000.

    6. The pro forma adjustment is to adjust weighted average shares outstanding for the year ended March 31, 2000. As the acquisition of BabyCenter was completed on July 1, 1999, the historical weighted average shares outstanding only reflect the issuance of shares for the purchase of BabyCenter from the original date of issuance on July 1, 1999, or nine months. Accordingly, the weighted average shares for basic and diluted net loss per share has been adjusted to give effect to the shares being issued and outstanding for the year ended March 31, 2000.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
BabyCenter, Inc.

    We have audited the accompanying balance sheets of BabyCenter, Inc. as of September 30, 1997 and 1998 and March 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the period from inception (February 11, 1997) to September 30, 1997, for the year ended September 30, 1998, and for the six months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BabyCenter, Inc. at September 30, 1997 and 1998 and March 31, 1999, and the results of its operations and its cash flows for the period from inception (February 11, 1997) to September 30, 1997, for the year ended September 30, 1998 and for the six months ended March 31, 1999, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Palo Alto, California
April 30, 1999

                                BABYCENTER, INC.

                                 BALANCE SHEETS

                                                            SEPTEMBER 30,
                                                       ------------------------    MARCH 31,
                                                          1997         1998          1999
                                                       ----------   -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents..........................  $1,795,941   $ 1,201,786   $ 8,999,635
  Short-term investments.............................     972,713            --            --
  Accounts receivable, net of allowance of $30,000 at
    March 31, 1999...................................      11,500       706,136       669,388
  Inventories........................................          --            --       201,286
  Other current assets...............................      18,913        69,367        80,149
                                                       ----------   -----------   -----------
Total current assets.................................   2,799,067     1,977,289     9,950,458

Property and equipment, net..........................      91,538       601,867     1,304,404

Other assets.........................................      29,906        36,892        40,025
                                                       ----------   -----------   -----------
                                                       $2,920,511   $ 2,616,048   $11,294,887
                                                       ==========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................  $   34,004   $   292,439   $   693,418
  Accrued liabilities................................       6,206        25,202       604,930
  Deferred revenue...................................      53,876       464,920       713,161
  Current portion of capital lease obligations.......      33,421       124,135       117,659
                                                       ----------   -----------   -----------
Total current liabilities............................     127,507       906,696     2,129,168

Capital lease obligations, net of current portion....      51,079        38,661       564,089

Commitments

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,700,000 shares
    authorized, issuable in series: 2,862,717,
    2,895,930, and 4,895,930 convertible shares
    issued and outstanding at September 30, 1997 and
    1998 and March 31, 1999, respectively (aggregate
    liquidation preference of $13,331,330 at
    March 31, 1999)..................................   3,260,981     3,310,981    13,245,642
  Common stock, $0.001 par value, 11,000,000 shares
    authorized, 1,759,138 and 2,297,096 shares issued
    and outstanding at September 30, 1997 and 1998
    and March 31, 1999, respectively.................       1,759         1,759     1,104,606
  Additional paid-in capital.........................          --            --     9,874,296
  Notes receivable from officers.....................          --            --    (1,102,000)
  Deferred compensation..............................          --            --    (8,896,144)
  Accumulated deficit................................    (520,815)   (1,642,049)   (5,624,770)
                                                       ----------   -----------   -----------
Total stockholders' equity...........................   2,741,925     1,670,691     8,601,630
                                                       ----------   -----------   -----------
                                                       $2,920,511   $ 2,616,048   $11,294,887
                                                       ==========   ===========   ===========

                            See accompanying notes.

                                BABYCENTER, INC.

                            STATEMENTS OF OPERATIONS

                                           PERIOD FROM
                                            INCEPTION
                                          (FEBRUARY 11,                         SIX MONTHS ENDED
                                             1997) TO        YEAR ENDED             MARCH 31,
                                          SEPTEMBER 30,    SEPTEMBER 30,    -------------------------
                                               1997             1998           1998          1999
                                          --------------   --------------   -----------   -----------
                                                                            (UNAUDITED)
Revenues................................    $    7,624       $ 1,935,668     $ 250,869    $ 3,083,355

Costs and expenses:
  Cost of revenues......................            --           178,924        10,021        812,569
  Technology and development............       200,057         1,374,012       364,605      2,742,789
  Marketing and sales...................        56,918           853,015       210,184      1,817,701
  General and administrative............       280,621           744,761       282,691      1,912,386
                                            ----------       -----------     ---------    -----------
Total costs and expenses................       537,596         3,150,712       867,501      7,285,445
                                            ----------       -----------     ---------    -----------

Loss from operations....................      (529,972)       (1,215,044)     (616,632)    (4,202,090)

Interest and other income, net..........         9,157            93,810        57,201        219,369
                                            ----------       -----------     ---------    -----------
Net loss................................    $ (520,815)      $(1,121,234)    $(559,431)   $(3,982,721)
                                            ==========       ===========     =========    ===========

Basic and diluted net loss per share....    $    (1.17)      $     (1.41)    $   (0.82)   $     (3.78)
                                            ==========       ===========     =========    ===========

Weighted-average shares used in per
  share calculation.....................       446,340           792,778       683,374      1,053,685
                                            ==========       ===========     =========    ===========

                            See accompanying notes.

                                BABYCENTER, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                            CONVERTIBLE PREFERRED                                             NOTES
                                    STOCK                 COMMON STOCK        ADDITIONAL   RECEIVABLE       DEFERRED
                           -----------------------   ----------------------    PAID-IN        FROM           STOCK
                            SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL      OFFICERS      COMPENSATION
                           ---------   -----------   ---------   ----------   ----------   -----------   --------------
Issuance of common stock
  for cash and conversion
  of debt................         --   $        --   1,759,138   $    1,759   $       --   $        --    $        --
Issuance of Series A
  convertible preferred
  stock for cash, net of
  issuance costs of
  $10,000................  1,202,046       771,333          --           --           --            --             --
Issuance of Series B
  convertible preferred
  stock for cash, net of
  issuance costs of
  $10,350................  1,660,671     2,489,648          --           --           --            --             --
Net loss.................         --            --          --           --           --            --             --
                           ---------   -----------   ---------   ----------   ----------   -----------    -----------
Balance at September 30,
  1997...................  2,862,717     3,260,981   1,759,138        1,759           --            --             --
Issuance of Series B
  convertible preferred
  stock for cash.........     33,213        50,000          --           --           --            --             --
Net loss.................         --            --          --           --           --            --             --
                           ---------   -----------   ---------   ----------   ----------   -----------    -----------
Balance at September 30,
  1998...................  2,895,930     3,310,981   1,759,138        1,759           --            --             --
Issuance of Series C
  convertible preferred
  stock for cash, net of
  Issuance costs of
  $65,339................  2,000,000     9,934,661          --           --           --            --             --
Issuance of common stock
  upon exercises of stock
  options................         --            --     537,958    1,102,847           --    (1,102,000)            --
Issuance of warrant for
  services...............         --            --          --           --      405,523            --             --
Deferred compensation....         --            --          --           --    9,468,773            --     (9,468,773)
Amortization of deferred
  compensation...........         --            --          --           --           --            --        572,629
Net loss.................         --            --          --           --           --            --             --
                           ---------   -----------   ---------   ----------   ----------   -----------    -----------
Balance at March 31,
  1999...................  4,895,930   $13,245,642   2,297,096   $1,104,606   $9,874,296   $(1,102,000)   $(8,896,144)
                           =========   ===========   =========   ==========   ==========   ===========    ===========


                                               TOTAL
                            ACCUMULATED    STOCKHOLDERS'
                              DEFICIT          EQUITY
                           -------------   --------------
Issuance of common stock
  for cash and conversion
  of debt................   $        --     $     1,759
Issuance of Series A
  convertible preferred
  stock for cash, net of
  issuance costs of
  $10,000................            --         771,333
Issuance of Series B
  convertible preferred
  stock for cash, net of
  issuance costs of
  $10,350................            --       2,489,648
Net loss.................      (520,815)       (520,815)
                            -----------     -----------
Balance at September 30,
  1997...................      (520,815)      2,741,925
Issuance of Series B
  convertible preferred
  stock for cash.........            --          50,000
Net loss.................    (1,121,234)     (1,121,234)
                            -----------     -----------
Balance at September 30,
  1998...................    (1,642,049)      1,670,691
Issuance of Series C
  convertible preferred
  stock for cash, net of
  Issuance costs of
  $65,339................            --       9,934,661
Issuance of common stock
  upon exercises of stock
  options................            --             847
Issuance of warrant for
  services...............            --         405,523
Deferred compensation....            --              --
Amortization of deferred
  compensation...........            --         572,629
Net loss.................    (3,982,721)     (3,982,721)
                            -----------     -----------
Balance at March 31,
  1999...................   $(5,624,770)    $ 8,601,630
                            ===========     ===========

                            See accompanying notes.

                                BABYCENTER, INC.

                            STATEMENTS OF CASH FLOWS

                                               PERIOD FROM
                                                INCEPTION
                                              (FEBRUARY 11,                          SIX MONTHS ENDED
                                                 1997) TO        YEAR ENDED             MARCH 31,
                                              SEPTEMBER 30,    SEPTEMBER 30,    --------------------------
                                                   1997             1998           1998           1999
                                              --------------   --------------   -----------   ------------
                                                                                (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                        $ (520,815)     $(1,121,234)    $ (559,431)   $ (3,982,721)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation..............................         9,443           80,101         26,225         188,211
  Issuance of warrant for services..........            --               --             --         405,523
  Amortization of deferred compensation.....            --               --             --         572,629
  Changes in operating assets and
    liabilities:
    Accounts receivable.....................       (11,500)        (694,636)         3,000          36,748
    Inventories.............................            --               --             --        (201,286)
    Other current assets....................       (18,913)         (50,454)      (162,041)        (10,782)
    Other assets............................       (29,906)          (6,986)        (8,329)         (3,133)
    Accounts payable........................        34,004          258,435         29,526         400,979
    Accrued liabilities.....................         6,206           18,996          5,051         579,728
    Deferred revenue........................        53,876          411,044         87,257         248,241
                                                ----------      -----------     ----------    ------------
Net cash used in operating activities.......      (477,605)      (1,104,734)      (578,742)     (1,765,863)
                                                ----------      -----------     ----------    ------------
INVESTING ACTIVITIES
Purchases of property and equipment.........            --         (400,112)        (2,900)       (659,682)
Purchase of short-term investments..........      (972,713)              --             --              --
Proceeds from maturity of short-term
  investments...............................            --          972,713        972,713              --
                                                ----------      -----------     ----------    ------------
Net cash provided by (used in) investing
  activities................................      (972,713)         572,601        969,813        (659,682)
                                                ----------      -----------     ----------    ------------
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock...     3,260,981           50,000             --       9,934,661
Proceeds from issuance of common stock......         1,759               --             --             847
Proceeds from lease financing of
  equipment.................................            --               --             --         400,112
Repayments of principal on capital leases...       (16,481)        (112,022)       (40,407)       (112,226)
                                                ----------      -----------     ----------    ------------
Net cash provided by (used in) financing
  activities................................     3,246,259          (62,022)       (40,407)     10,223,394
                                                ----------      -----------     ----------    ------------
Net increase (decrease) in cash and cash
  equivalents...............................     1,795,941         (594,155)       350,664       7,797,849
Cash and cash equivalents at beginning of
  period....................................            --        1,795,941      1,795,941       1,201,786
                                                ----------      -----------     ----------    ------------
Cash and cash equivalents at end of
  period....................................    $1,795,941      $ 1,201,786     $2,146,605    $  8,999,635
                                                ==========      ===========     ==========    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Interest paid...............................    $       --      $    17,008     $    5,234    $     11,513
                                                ==========      ===========     ==========    ============
Property and equipment acquired under lease
  financing.................................    $  100,981      $   190,318     $  102,623    $    231,066
                                                ==========      ===========     ==========    ============

                            See accompanying notes.

                                BABYCENTER, INC.

                         NOTES TO FINANCIAL STATEMENTS

       (INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 1998 IS UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

    BabyCenter, Inc. (the "Company") is an Internet information and commerce company serving new and expectant parents. BabyCenter, Inc. produces BabyCenter.com, the Web's information source on preconception, pregnancy and baby, and operates the BabyCenter Store, an online store with related products and supplies. BabyCenter, Inc. also develops Internet information and marketing products for healthcare companies. BabyCenter, Inc. was incorporated in Delaware on February 11, 1997. BabyCenter, Inc. conducts its business within one industry segment and all operations through September 30, 1998 were based in the United States.

    Since its incorporation, BabyCenter, Inc. has incurred cumulative losses totaling approximately $5,625,000 and expects to incur additional losses for the next several years. BabyCenter, Inc.'s current operating plan shows that BabyCenter, Inc. will continue to require additional capital to fund its operations and market its products. To date, BabyCenter, Inc. has financed its operations with the net proceeds from private placements of its equity securities, and capital equipment lease financing. BabyCenter, Inc. plans to seek additional funding through public or private financing or other arrangements with third parties. If the financing arrangements contemplated by management are not consummated, BabyCenter, Inc. may have to seek other sources of capital or reevaluate its operating plans.

INTERIM FINANCIAL STATEMENTS

    The accompanying statements of operations and cash flows for the six months ended March 31, 1998 are unaudited. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations and cash flows for the interim period.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

    BabyCenter, Inc. considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Management has designated these investments as available for sale. BabyCenter, Inc. invests its excess cash in money market funds and corporate debt obligations of financial institutions in the United States. The short-term investments at September 30, 1997 were comprised of corporate debt obligations with maturities of less than one year. These investments are reported at amortized cost which approximates fair value. BabyCenter, Inc. had no short-term investments at September 30, 1998 and March 31, 1999. The carrying amount reported on the balance sheet for cash and cash equivalents approximates their fair value. Fair values are estimated based on quoted market prices or pricing models using current

                                BABYCENTER, INC.

                         NOTES TO FINANCIAL STATEMENTS

       (INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 1998 IS UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) market rates. Realized gains or losses for the period from inception
(February 11, 1997) to September 30, 1997 ("period ended September 30, 1997"), the year ended September 30, 1998, and the six months ended March 31, 1998 and 1999 were not material.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments that subject BabyCenter, Inc. to concentrations of credit risk consist principally of cash investments and accounts receivable. BabyCenter, Inc. invests cash which is not required for immediate operating needs principally in deposits and money market funds, which bear minimal risk. BabyCenter, Inc. has not experienced any significant losses on these investments.

    For the period ended September 30, 1997, 3 customers (Health Trac, Inc., Charles Schwab, Inc. and Palo Alto Medical Foundation) accounted for 41%, 41%, and 18%, respectively, of total revenue. At September 30, 1997, 1 customer represented 100% of the total balance of accounts receivable. For the year ended September 30, 1998, 3 customers (The Procter and Gamble Distributing Company, SmithKline Beecham, Inc. and Blue Shield of California) accounted for 31%, 18%, and 16%, respectively, of total revenue. At September 30, 1998, 2 customers represented 66% and 11% of the total balance of accounts receivable. For the six months ended March 31, 1999, 3 customers (Blue Shield of California, The Procter and Gamble Distributing Company and Johnson & Johnson Consumer Company, Inc.) represented 36%, 13%, and 10%, respectively, of total revenue. At March 31, 1999, 2 customers represented 60% and 10% of the total balance of accounts receivable. BabyCenter, Inc. performs ongoing credit evaluations of its customers but does not require collateral. There have been no material losses on individual customer receivables.

INVENTORIES

    Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist primarily of finished goods.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, typically three to five years. Assets acquired under lease and leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

REVENUE RECOGNITION

    Revenues primarily consist of online and publishing services revenues. Online revenues are derived principally from the sale of banner advertisements and sponsorship advertising. In general, the sponsorship advertising contracts have longer terms than standard banner advertising contracts and also involve more integration, such as the placement of buttons which provide users with direct links to the advertiser's website. Advertising revenues on each banner and sponsorship contract are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable.

                                BABYCENTER, INC.

                         NOTES TO FINANCIAL STATEMENTS

       (INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 1998 IS UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company obligations typically include guarantees of a minimum number of "impressions," or times that an advertisement appears in pages viewed by users of BabyCenter, Inc.'s online properties. To the extent minimum guaranteed impressions are not met, BabyCenter, Inc. defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

    BabyCenter, Inc. also earns revenue on sponsorship and Internet marketing contracts which generally involve fees relating to the design, coordination, editorial content, website hosting, and integration of the customer's content and links into BabyCenter, Inc.'s online properties. These fees are generally recognized as revenue as earned over the period in which related impressions or services are delivered.

    Publishing services revenue consists of developing customized print products. Such revenue is recorded when earned, generally upon delivery of the product. Payments received which are related to future performance are deferred and recognized as revenue when earned.

    Revenues from electronic commerce transactions, which consist primarily of merchandise sold via the Internet, include outbound shipping and handling charges and are recognized when the products are shipped. Revenues from electronic commerce transactions from inception through September 30, 1998 were not significant. Such revenues and cost of revenues were approximately $610,000 and $560,000 for the six months ended March 31, 1999.

COST OF REVENUES

    Cost of online revenues consist of merchandise sold, inbound, and outbound shipping costs and direct cost of order fulfillment. Cost of publishing services revenue comprises direct printing and publishing cost. Such costs are expensed as incurred.

TECHNOLOGY AND DEVELOPMENT

    Technology and development expenses consist principally of payroll and related expense for development, editorial, systems and telecommunications operations personnel and consultants, systems and telecommunications infrastructure, store management, and costs of acquired content. To date, all such development costs have been expensed as incurred.

ADVERTISING COSTS

    Advertising costs are accounted for as expenses in the period in which they are incurred. Advertising expense for the period ended September 30, 1997 and the year ended September 30, 1998 was approximately $14,500 and $260,000. Advertising expense for the six months ended March 31, 1998 and 1999 was approximately $60,450 and $609,000.

STOCK-BASED COMPENSATION

    BabyCenter, Inc. grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. BabyCenter, Inc. accounts for stock option grants in accordance with the provisions of the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and, accordingly, recognizes no

                                BABYCENTER, INC.

                         NOTES TO FINANCIAL STATEMENTS

       (INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 1998 IS UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) compensation expense for stock options granted with exercise prices that are not less than the fair value of BabyCenter, Inc.'s common stock on the date of grant.

NET LOSS PER SHARE

    Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period less shares subject to repurchase. Had BabyCenter, Inc. been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net income per share as well as the impact of outstanding options and warrants to purchase common stock, using the treasury stock method, to purchase an additional 281,895 shares for the period ended September 30, 1997, 677,320 shares for the year ended September 30, 1998 and 537,507 and 1,024,858 shares for the six months ended March 31, 1998 and 1999. Such shares have been excluded because they are antidilutive for all periods presented. Shares of convertible preferred stock have been excluded from the computation.

    A reconciliation of shares used in the calculation of basic and diluted net loss per share follows:

                                                               SIX MONTHS ENDED
                          PERIOD ENDED      YEAR ENDED             MARCH 31,
                         SEPTEMBER 30,    SEPTEMBER 30,    -------------------------
                              1997             1998           1998          1999
                         --------------   --------------   -----------   -----------
                                                           (UNAUDITED)
Net loss...............    $  (520,815)     $(1,121,234)   $  (559,431)  $(3,982,721)
                           ===========      ===========    ===========   ===========
Basic and diluted:
  Weighted-average
    shares of common
    stock
    outstanding........      1,759,138        1,759,138      1,759,138     1,827,702
  Less weighted-
    average shares
    subject to
    repurchase.........     (1,312,798)        (966,360)    (1,075,764)     (774,017)
                           -----------      -----------    -----------   -----------
  Shares used in
    computing basic and
    diluted net loss
    per share..........        446,340          792,778        683,374     1,053,685
                           ===========      ===========    ===========   ===========
Basic and diluted net
  loss per share.......    $     (1.17)     $     (1.41)   $     (0.82)  $     (3.78)
                           ===========      ===========    ===========   ===========

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") (collectively, the "Statements"). BabyCenter, Inc. adopted these Statements as of October 1, 1998.

                                BABYCENTER, INC.

                         NOTES TO FINANCIAL STATEMENTS

       (INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 1998 IS UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. The adoption of SFAS 130 had no impact on the BabyCenter, Inc.'s results of operations or financial condition. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation, and major customers. BabyCenter, Inc. operates as one reportable segment and has determined that the specific additional information and disclosure requirements under SFAS 131 are not material to BabyCenter, Inc. for the period ended March 31, 1999.

    In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the year ending September 30, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. BabyCenter, Inc. believes the adoption of SFAS 133 will not have a material effect on the financial statements, since it currently does not invest in derivative instruments and engage in hedging activities.

    In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. BabyCenter, Inc. is required to implement SOP 98-1 for the year ending September 30, 2000. Adoption of SOP 98-1 is expected to have no material impact on BabyCenter, Inc.'s financial condition or results of operations.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                SEPTEMBER 30,
                                            ---------------------   MARCH 31,
                                              1997        1998         1999
                                            ---------   ---------   ----------
Furniture and equipment...................  $ 98,593    $685,858    $1,458,850
Software..................................     2,388       2,653       120,409
Leasehold improvements....................        --       2,900         2,900
                                            --------    --------    ----------
                                             100,981     691,411     1,582,159
Less accumulated depreciation.............    (9,443)    (89,544)     (277,755)
                                            --------    --------    ----------
Property and equipment, net...............  $ 91,538    $601,867    $1,304,404
                                            ========    ========    ==========

    Property and equipment includes certain furniture, computers, and equipment financed under capital leases. The cost of such assets under capital leases was $100,981 and $285,745 at September 30, 1997 and 1998, and $916,924 at March 31,
1999. Accumulated amortization for these assets was $9,443 and $88,748 at September 30, 1997 and 1998 and $169,616 at March 31, 1999.

                                BABYCENTER, INC.

                         NOTES TO FINANCIAL STATEMENTS

       (INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 1998 IS UNAUDITED)

3.  COMMITMENTS

OPERATING LEASE COMMITMENTS

    BabyCenter, Inc. leases its facilities under noncancelable operating leases expiring in May and July 1999. Rent expense for facilities under operating leases was approximately $25,300 and $107,000 for the period ended September 1997 and for the year ended September 30, 1998. Rent expense was approximately $65,600 and $141,600 for the six months ended March 31, 1998 and 1999. Future minimum rental commitments under operating leases at March 31, 1999 are as follows:

1999........................................................  $121,328
2000........................................................   125,818
                                                              --------
                                                              $247,146
                                                              ========

CAPITAL LEASE OBLIGATIONS

    BabyCenter, Inc. leases certain furniture, computers and equipment under noncancelable capital leases. Obligations under capital leases represent the present value of future noncancelable rental payments under various lease agreements.

    Future minimum lease payments under capital leases are as follows at March 31, 1999:

Fiscal year ended
  1999......................................................  $ 144,166
  2000......................................................    259,018
  2001......................................................    170,032
  2002......................................................    160,166
  2003......................................................     39,272
  2004 and thereafter.......................................      2,355
                                                              ---------
Total minimum lease payments................................    775,009
Less amount representing interest...........................    (93,261)
                                                              ---------
Present value of net minimum lease payments.................    681,748
Less current portion........................................   (117,659)
                                                              ---------
Long-term portion...........................................  $ 564,089
                                                              =========

4.  STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

    BabyCenter, Inc.'s Certificate of Incorporation provide for the issuance of up to 5,700,000 shares of convertible preferred stock, 1,307,693 of which have been designated as Series A, 1,860,672 as Series B, and 2,500,000 as Series C. Shares outstanding at March 31, 1999 are 1,202,046 Series A, 1,693,884 Series B and 2,000,000 Series C.

                                BABYCENTER, INC.

                         NOTES TO FINANCIAL STATEMENTS

       (INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 1998 IS UNAUDITED)

4.  STOCKHOLDERS' EQUITY (CONTINUED)
    Each share of Series A, B and C preferred stock is convertible, at the option of the holder, into a share of common stock, on a one-for-one basis, subject to certain adjustments for dilution, if any, resulting from future stock issuances. Additionally, the preferred shares automatically convert into common stock concurrent with the closing of an underwritten public offering of common stock under the Securities Act of 1933 in which BabyCenter, Inc. receives at least $15,000,000 in gross proceeds and the price per share is at least $10.00 (subject to adjustment for a recapitalization or certain other stock adjustments).

    Series A, B and C preferred stockholders are entitled to annual noncumulative dividends, before and in preference to any dividends paid on common stock, when and as declared by the board of directors. No dividends have been declared through March 31, 1999.

    The Series A, B and C preferred stockholders are entitled to receive, upon liquidation or merger, a distribution of $0.65, $1.51 and $5.00 per share (subject to adjustment for a recapitalization) plus all declared but unpaid dividends. Thereafter, the remaining assets and funds, if any, shall be distributed ratably on a per-share basis among the common stockholders and the Series A, B and C preferred stockholders.

    The Series A, B and C preferred stockholders have voting rights equal to the common shares they would own upon conversion.

    As of March 31, 1999, BabyCenter, Inc. has reserved 4,895,930 shares of common stock for issuance upon conversion of its Series A, B and C preferred stock.

COMMON STOCK

    Since inception (February 11, 1997), BabyCenter, Inc. issued 2,277,397 shares of common stock to founders and officers for cash and notes receivable. The common stock is subject to repurchase, at the Company's option, until vested. Shares generally vest over a period of three to four years. At
March 31, 1999, approximately 928,113 shares were subject to repurchase. The weighted-average fair value of unvested stock issued during the period since inception (February 11, 1997) is $3.11 per share.

WARRANTS

    In October 1998, BabyCenter, Inc. entered into an agreement with a vendor for the supply goods and certain fulfillment services to support electronic commerce transactions of BabyCenter, Inc. In connection with this agreement, BabyCenter, Inc. granted the vendor a warrant to purchase up to 120,000 shares of common stock of BabyCenter, Inc. at a price of $0.25 per share. The warrant becomes exercisable ratably over the term of the agreement. At March 31, 1999, warrants for 60,000 shares were not exercisable. The warrant expires in November 2003. The warrant has been accounted for as a variable award and as such during the six months ended March 31, 1999, the Company recorded a charge of $405,523 related to the value of the warrants which became exercisable during the period. This amount is included in marketing and sales expense in the accompanying Statement of Operations.

                                BABYCENTER, INC.

                         NOTES TO FINANCIAL STATEMENTS

       (INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 1998 IS UNAUDITED)

4.  STOCKHOLDERS' EQUITY (CONTINUED)
    In October 1998, BabyCenter, Inc. issued warrants to purchase up to 22,000 shares of Series C convertible preferred stock at $5.00 per share in connection with an equipment lease financing arrangement. These warrants are immediately exercisable and expire in October 2003 or earlier upon completion of the merger. No amount was allocated to the value these warrants as such amounts were not significant.

NOTES RECEIVABLE FROM OFFICERS

    Notes receivable from officers, totaling $1,102,000 at March 31, 1999 represent interest bearing full recourse notes from certain officers issued to finance the purchase of 527,000 shares of common stock of BabyCenter, Inc. The notes bear interest at a rate of 4.77% per annum, with principal and interest due and payable on various dates in March 2003.

1997 STOCK PLAN

    In February 1997, the board of directors adopted the 1997 Stock Plan (the "Plan") for issuance of options of common stock to eligible participants. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value and nonstatutory options may be granted to eligible participants at exercise prices of no less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. Options generally vest at the rate of 25% after one year from the date of grant, with the remaining balance vesting monthly over the next three years with a term of 10 years. BabyCenter, Inc. has reserved 2,261,500 shares of common stock for the grant of options under the Plan.

    Pro forma information regarding net loss is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and has been determined as if BabyCenter, Inc. had accounted for its employee stock options under the fair value method as specified by SFAS 123. The fair value of these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions: no dividends; an expected life of five years; and a risk-free interest rate of approximately 6% for the period ended September 30, 1997, for the year ended September 30, 1998 and for the six months ended March 31, 1998 and 1999.

    The effect of applying the FASB statement's minimum value method to BabyCenter, Inc.'s stock options granted did not result in pro forma net loss amounts that are materially different from the reported historical amounts. Therefore, such pro forma information is not separately presented herein. Future pro forma net income (loss) results may be materially different from actual amounts reported.

                                BABYCENTER, INC.

                         NOTES TO FINANCIAL STATEMENTS

       (INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 1998 IS UNAUDITED)

4.  STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of activity under BabyCenter, Inc.'s stock option plan was as follows:

                                                       SHARES UNDER     WEIGHTED-
                                    SHARES AVAILABLE     OPTIONS         AVERAGE
                                       FOR GRANT       OUTSTANDING    EXERCISE PRICE
                                    ----------------   ------------   --------------
Shares authorized for issuance....        559,440              --            --
Options granted...................       (281,895)        281,895         $0.07
                                       ----------        --------
Balance at September 30, 1997.....        277,545         281,895         $0.07
Additional authorization..........        602,060              --            --
Options granted...................       (521,612)        521,612         $0.17
Options exercised.................             --              --            --
Options forfeited.................        126,187        (126,187)        $0.08
                                       ----------        --------
Balance at September 30, 1998.....        484,180         677,320         $0.14
Additional authorization..........      1,100,000              --            --
Options granted...................       (792,038)        792,038         $2.38
Options exercised.................             --        (537,958)        $2.05
Options forfeited.................         48,542         (48,542)        $0.40
                                       ----------        --------
Balance at March 31, 1999.........        840,684         882,858         $1.34
                                       ==========        ========

                          OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                ----------------------------------------   --------------------------
                                  WEIGHTED-                   OPTIONS
                   OPTIONS         AVERAGE     WEIGHTED-   EXERCISABLE AT   WEIGHTED-
                OUTSTANDING AT    REMAINING     AVERAGE      SEPTEMBER       AVERAGE
EXERCISE PRICE  SEPTEMBER 30,    CONTRACTUAL   EXERCISE         30,         EXERCISE
    RANGE            1998           LIFE         PRICE          1998          PRICE
--------------  --------------   -----------   ---------   --------------   ---------
                                 (IN YEARS)
 $0.07-$0.95        688,570          8.92        $0.31        215,208         $0.13
 $2.00-$4.00        194,288          9.93        $3.50          7,750         $3.20
                    -------                                   -------
 $0.07-$4.00        882,858          9.25        $1.34        222,958         $0.47
                    =======                                   =======

    The weighted-average fair value of options granted during the period ended September 30, 1997, the year ended September 30, 1998 and the six months ended March 31, 1999 was $0.04, $0.04 and $0.56.

DEFERRED COMPENSATION

    BabyCenter, Inc. recorded deferred compensation of $9,469,000 for the six months ended March 31, 1999. The amount recorded represents the difference between the grant price and the deemed fair value of BabyCenter, Inc.'s common stock subject to options granted. The amortization of deferred compensation is being amortized to operations over the vesting period of the options, which is typically four years. Total amortization recognized was $573,000 for the six months ended March 31, 1999.

                                BABYCENTER, INC.

                         NOTES TO FINANCIAL STATEMENTS

       (INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 1998 IS UNAUDITED)

5.  INCOME TAXES

    As of March 31, 1999, BabyCenter, Inc. had federal net operating loss carryforwards of approximately $4,800,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2012 through 2019, if not utilized.

    Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 1997 and 1998, and March 31, 1999, BabyCenter, Inc. had deferred tax assets of approximately $200,000, $600,000 and $2,000,000. The net deferred tax assets relate primarily to net operating loss carryforwards and have been fully offset by a valuation allowance.

6.  YEAR 2000 ISSUE (UNAUDITED)

    Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries in order to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies will need to be upgraded to comply with Year 2000 requirements. Significant uncertainty exists concerning the potential effects associated with this issue. Although BabyCenter, Inc. believes that its products and services are Year 2000 compliant, there can be no assurance that Year 2000 errors or defects will not be discovered in BabyCenter, Inc.'s current and future products or services. Any failure by BabyCenter, Inc. to make its products Year 2000 compliant could result in a decrease in revenue and an increase in the allocation of resources to address Year 2000 problems without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by BabyCenter, Inc.'s customers due to such Year 2000 problems.

    BabyCenter is in the process of reviewing the year 2000 compliance of its internally developed proprietary software. This review has included testing to determine how its systems will function at and beyond the year 2000. BabyCenter expects to complete these tests during the summer of 1999. Since inception, BabyCenter has internally developed substantially all of the systems for the operation of its Web site. These systems include the software used to provide its Web site's search, customer interaction, and transaction-processing and distribution functions, as well as monitoring and back-up capabilities. Based upon its assessment to date, BabyCenter believes that its internally developed proprietary software is year 2000 compliant.

    BabyCenter is currently assessing the year 2000 readiness of its third-party supplied software, computer technology and other services, which include software for use in its accounting, database and security systems. The failure of such software or systems to be year 2000 compliant could have a material negative impact on BabyCenter's corporate accounting functions and the operation of its Web site. As part of the assessment of the year 2000 compliance of these systems, BabyCenter has sought assurances from these vendors that their software, computer technology

                                BABYCENTER, INC.

                         NOTES TO FINANCIAL STATEMENTS

       (INFORMATION FOR THE SIX MONTHS ENDED MARCH 31, 1998 IS UNAUDITED)

6.  YEAR 2000 ISSUE (UNAUDITED) (CONTINUED)
and other services are year 2000 compliant. BabyCenter has expensed amounts incurred in connection with year 2000 assessment since its formation through March 31, 1999. Such amounts have not been material. BabyCenter expects this assessment process to be completed during the summer of 1999. Based upon the results of this assessment, BabyCenter will develop and implement, if necessary, a remediation plan with respect to third-party software, third-party vendors and computer technology and services that may fail to be year 2000 compliant. BabyCenter expects to complete any required remediation during the summer of 1999. At this time, the expenses associated with this assessment and potential remediation plan that may be incurred in the future cannot be determined; therefore, BabyCenter has not developed a budget for these expenses. The failure of BabyCenter's software and computer systems and of its third-party suppliers to be year 2000 compliant would have a material adverse effect on it.

    The year 2000 readiness of the general infrastructure necessary to support its operations is difficult to assess. For instance, BabyCenter depends on the integrity and stability of the Internet to provide its services. BabyCenter also depends on the year 2000 compliance of the computer systems and financial services used by consumers. Thus, the infrastructure necessary to support its operations consists of a network of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individuals, none of which has the ability to control or manage the potential year 2000 issues that may impact the entire infrastructure. BabyCenter's ability to assess the reliability of this infrastructure is limited and relies solely on generally available news reports, surveys and comparable industry data. Based on these sources, BabyCenter believes most entities and individuals that rely significantly on the Internet are carefully reviewing and attempting to remediate issues relating to year 2000 compliance, but it is not possible to predict whether these efforts will be successful in reducing or eliminating the potential negative impact of year 2000 issues. A significant disruption in the ability of consumers to reliably access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for BabyCenter's services and would have a material adverse effect on BabyCenter.

    At this time, BabyCenter has not yet developed a contingency plan to address situations that may result if BabyCenter or its vendors are unable to achieve year 2000 compliance because BabyCenter currently does not believe that such a plan is necessary. The cost of developing and implementing such a plan, if necessary, could be material. Any failure of its material systems, BabyCenter's vendors' material systems or the Internet to be year 2000 compliant could have material adverse consequences for BabyCenter. Such consequences could include difficulties in operating BabyCenter's Web site effectively, taking product orders, making product deliveries or conducting other fundamental parts of BabyCenter's business.

7.  SUBSEQUENT EVENT

    On April 18, 1999, BabyCenter, Inc. and eToys Inc. signed a definitive agreement to merge BabyCenter, Inc. with eToys Inc. Consummation of the merger is expected by the end of the quarter ended June 30, 1999 and is subject to certain closing conditions, including governmental approvals and approval by the stockholders of BabyCenter, Inc. Under the terms of agreement, eToys Inc. would issue its shares to the stockholders of BabyCenter, Inc. The merger is to be treated as a purchase by eToys Inc. for accounting purposes.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding our executive officers required by Part III, Item 10, is set forth in Item 1 of Part I herein under the caption "Executive Officers and Directors." Information required by Part III, Item 10, regarding our directors is included in our Proxy Statement relating to our annual meeting of stockholders to be held in September, 2000, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of stockholders to be held in September, 2000, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of stockholders to be held in September, 2000, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions is included in our Proxy Statement relating to our annual meeting of stockholders to be held in September, 2000, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT:

    (1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


eTOYS INC.
Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets as of March 31, 2000 and 1999
Consolidated Statements of Operations for the Years Ended
  March 31, 2000, 1999 and 1998
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended March 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the Years Ended
  March 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements


UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION
Unaudited Pro Forma Condensed Combined Statements of
  Operations for the Years Ended March 31, 2000 and 1999
Unaudited Pro Forma Condensed Combined Balance Sheet as of
  March 31, 1999
Notes to Unaudited Pro Forma Condensed Combined Financial
  Information

BABYCENTER, INC.
Report of Independent Auditors
Balance Sheets as of September 30, 1997 and 1998 and
  March 31, 1999
Statements of Operations for Inception to September 30,
  1997; the Year Ended September 30, 1998; and the Six
  Months Ended March 31, 1998 and 1999
Statements of Stockholders' Equity (Deficit) for the Periods
  Ended September 30, 1997 and 1998 and March 31, 1999
Statements of Cash Flows for Inception to September 30,
  1997; the Year Ended September 30, 1998; and the Six
  Months Ended March 31, 1998 and 1999
Notes to Financial Statements

    (2) INDEX TO FINANCIAL STATEMENT SCHEDULES

    Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

    (3) INDEX TO EXHIBITS

NUMBER                  DESCRIPTION
------                  -----------
   2.1*                 Agreement and Plan of Reorganization by and among eToys,
                          BabyCenter, Inc. and, with respect to Article VII only,
                          Pat Kenealy as Shareholder Representative, dated as of
                          April 18, 1999.
   3.1*                 Amended and Restated Certificate of Incorporation of eToys.
   3.4*                 Amended and Restated Bylaws of eToys.
   4.1*                 Specimen Stock Certificate.
   4.2                  Indenture for the 6.25% Convertible Subordinated Notes due
                          2004, dated as of December 6, 1999, by and between eToys
                          and U.S. Bank Trust National Association, as debt trustee
                          including the form of 6.25% Convertible Subordinated Note
                          due 2004 in Section 2.1 of the Indenture.
   4.3                  Registration Rights Agreement, dated as of December 1, 1999, by and among eToys and the Initial Purchasers of the Notes
  10.1*+                Stock Purchase Agreement dated June 27, 1997 between eToys and Edward C. Lenk.
  10.2*+                Restricted Stock Purchase Agreement dated June 27, 1997
                          between eToys and Edward C. Lenk.
  10.3*+                Stock Purchase Agreement dated June 27, 1997 between eToys and Frank C. Han.
  10.4*+                Restricted Stock Purchase Agreement dated June 27, 1997
                          between eToys and Frank C. Han.
  10.5*                 Note and Stock Purchase Agreement dated June 27, 1997
                          between eToys and idealab!.
  10.6*                 Series A Preferred Stock Purchase Agreement dated December
                          23, 1997 among eToys and certain investors.
  10.7*                 Series B Preferred Stock Purchase Agreement dated June 4,
                          1998 among eToys and certain investors.
  10.8*                 Lease dated January 22, 1999 between eToys and Spieker
                          Properties, L.P.
  10.9*                 Standard Industrial Lease Agreement dated June 26, 1998
                          between eToys and Newcrow (amended October 15, 1998).
  10.10*                Form of Indemnification Agreement between eToys and each of its officers and directors.

NUMBER                  DESCRIPTION
------                  -----------
  10.11*                1999 Directors' Stock Option Plan.
  10.12*+               Offer Letter dated December 5, 1998 between eToys and John
                          R. Hnanicek.
  10.13*+               Offer Letter dated December 28, 1998 between eToys and Louis
                          V. Zambello III.
  10.14*+               Offer Letter dated January 12, 1999 between eToys and
                          Steven J. Schoch.
  10.15*                Equipment Lease Line dated December 24, 1998 between eToys and Comdisco, Inc.
  10.16*                Series C Preferred Stock Purchase Agreement dated March 24,
                          1999 among eToys and certain investors.
  10.17*                Amended and Restated Investors' Rights Agreement dated
                          March 24, 1999 among eToys and certain investors.
  10.18*                Amended and Restated Voting Agreement dated March 24, 1999 among eToys and certain investors.
  10.19*                Amended and Restated Right of First Refusal and Co-Sale
                          Agreement dated March 24, 1999 among eToys and certain
                          investors.
  10.20*+               1997 Stock Plan (as amended).
  10.21*+               1999 Stock Plan (as amended).
  10.22*+               1999 Employee Stock Purchase Plan (as amended).
  10.23*+               Offer Letter dated May 13, 1999 between eToys and
                          Janine Bousquette.
  10.24*                Deed of Lease, dated as of May 10, 1999, between eToys and
                          East Bowles, L.L.C.
  10.25                 Intentionally omitted
  10.26                 Sub-Sublease Agreement dated as of February 2000 between
                          USWeb Corporation and the Company
  10.27                 Sublease dated as of November 8, 1999 between
                          Kennedy-Wilson, Inc. and the Company
  10.28                 Lease Agreement dated as of February 28, 2000 between
                          ProLogis Development Services Incorporated and eToys
                          Distribution LLC
  10.29                 Lease dated as of March 9, 2000 between Land Securities PLC and eToys UK Limited
  10.30                 Lease dated as of March 15, 2000 between Coal Pension
                          Properties Limited and eToys UK Limited
  10.31                 Leases dated as of March 16, 2000 between Highwoods Realty
                          Limited Partnership and eToys Distribution LLC
  10.32**               Lease dated December 14, 1999 between the Company and Kilroy
                          Realty L.P.
  10.33                 Business Premises Lease Agreement between Despa Deutsche
                          Sparkassen-Immobilien-Anlage-Gesellschaft mbH and eToys
                          Germany GmbH
  10.34                 Belgium Distribution Center Lease dated as of March 31, 2000 between La SA TTS Belgium and La SPRL eToys Belgium
  12.1                  Statement re: Computation of Ratio of Earnings to Fixed
                          Charges
  21                    Subsidiaries of the Registrant
  23.1                  Consent of Ernst & Young LLP, Independent Auditors
  23.2                  Consent of Ernst & Young LLP, Independent Auditors
  27.1                  Financial Data Schedule
  99.1                  Undertakings incorporated by reference into Form S-8
                          Registration Statement No. 333-78853
  99.2                  Undertakings incorporated by reference into Form S-8
                          Registration Statement No. 333-82147
  99.3                  Undertakings incorporated by reference into Form S-8
                          Registration Statement No. 333-36362

------------------------

 * Incorporated by reference to the Company's Registration Statement of Form S-1 (Registration No. 333-72469)

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999

+   Executive Compensation Plan or Agreement

    (B) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of June 1, 2000.

                                                       eTOYS INC.

                                                       By:              /s/ EDWARD C. LENK
                                                            -----------------------------------------
                                                                          Edward C. Lenk
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 1, 2000.

                      SIGNATURE                                     TITLE
                      ---------                                     -----
                                                       President, Chief Executive
                 /s/ EDWARD C. LENK                      Officer and Chairman of the
     -------------------------------------------         Board (Principal Executive
                   Edward C. Lenk                        Officer)

                /s/ STEVEN J. SCHOCH                   Chief Financial Officer
     -------------------------------------------         (Principal Financial and
                  Steven J. Schoch                       Accounting Officer)

                 /s/ PETER C.M. HART
     -------------------------------------------       Director
                   Peter C.M. Hart

                    /s/ TONY HUNG
     -------------------------------------------       Director
                      Tony Hung

                 /s/ MICHAEL MORITZ
     -------------------------------------------       Director
                   Michael Moritz

                   /s/ DANIEL NOVA
     -------------------------------------------       Director
                     Daniel Nova