Form 10-Q
period 2000-06-30
ETOYS INC
filed 2000-08-14
CIK 1052245

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

     For the quarter ended JUNE 30, 2000             Commission file number 000-25709

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

122,004,411 shares of $0.0001 par value common stock outstanding as of July 31, 2000

                                  Page 1 of 40
                            Exhibit Index on Page 40

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   eTOYS INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2000

                                     INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements.................      3
  Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................     13
  Item 3. Quantitative and Qualitative Disclosures About
        Market Risk.........................................     36

PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................     37
  Item 2. Changes in Securities and Use of Proceeds.........     37
  Item 3. Defaults upon Senior Securities...................     37
  Item 4. Submission of Matters to a Vote of Security
        Holders.............................................     37
  Item 5. Other Information.................................     37
  Item 6. Exhibits and Reports on Form 8-K..................     38

Signatures..................................................     39
Exhibit Index...............................................     40

PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   eTOYS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    QUARTER ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Net sales...................................................    $ 24,862      $  7,975
Cost of sales...............................................      19,415         6,457
                                                                --------      --------
Gross profit................................................       5,447         1,518
Operating expenses:
  Marketing and sales.......................................      29,603        11,573
  Web site and technology...................................      12,526         4,835
  General and administrative................................       7,500         2,956
  Goodwill amortization.....................................       8,490            80
  Deferred compensation amortization........................       3,109         3,782
                                                                --------      --------
    Total operating expenses................................      61,228        23,226
                                                                --------      --------
Operating loss..............................................     (55,781)      (21,708)
Other income (expense):
  Interest income...........................................       1,809           944
  Interest expense..........................................      (2,985)          (18)
Provision for taxes.........................................          --            (1)
                                                                --------      --------
Net loss....................................................     (56,957)      (20,783)
Accretion of discount and dividends on preferred stock......      (2,506)           --
                                                                --------      --------
Net loss applicable to common shareholders..................    $(59,463)     $(20,783)
                                                                ========      ========
Basic and diluted net loss per common share.................    $  (0.49)     $  (0.32)
                                                                ========      ========
Shares used in computation of basic and diluted net loss per
  common share..............................................     121,534        65,959
                                                                ========      ========

                            See accompanying notes.

                                   eTOYS INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     MARCH 31,
                                                                 2000         2000
                                                              -----------   ---------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 162,145    $139,627
  Inventories...............................................      52,500      60,309
  Prepaids and other current assets.........................      17,552      14,350
                                                               ---------    --------
Total current assets........................................     232,197     214,286
Property and equipment......................................     102,671      60,717
  Accumulated depreciation and amortization.................      (9,152)     (6,229)
                                                               ---------    --------
                                                                  93,519      54,488
Goodwill (net of accumulated amortization of $34,276 and
  $25,786 at June 30, 2000 and March 31, 2000,
  respectively).............................................     135,979     142,828
Other assets................................................      13,315      13,556
                                                               ---------    --------
Total assets................................................   $ 475,010    $425,158
                                                               =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  33,547    $ 32,422
  Accrued expenses..........................................       7,730      10,789
  Current portion of long-term notes payable and capital
    lease obligations.......................................       7,977       6,090
                                                               ---------    --------
Total current liabilities...................................      49,254      49,301
Long-term notes payable and capital lease obligations.......      12,550      10,471
Long-term convertible subordinated notes....................     150,000     150,000
Series D Redeemable Convertible Preferred Stock; $.0001 par
  value, 10,000 shares authorized; 10,000 and none issued
  and outstanding at June 30, 2000 and March 31, 2000,
  respectively..............................................      74,075          --
Commitments and contingencies
Stockholders' equity:
  Common stock; $.0001 par value, 600,000,000 shares
    authorized; 121,962,257 and 121,214,105 issued and
    outstanding at June 30, 2000 and March 31, 2000,
    respectively............................................          12          12
  Additional paid-in capital................................     504,028     476,529
  Receivables from stockholders.............................      (1,817)     (1,817)
  Deferred compensation.....................................     (32,370)    (37,082)
  Accumulated other comprehensive loss......................        (806)     (1,803)
  Accumulated deficit.......................................    (279,916)   (220,453)
                                                               ---------    --------
Total stockholders' equity..................................     189,131     215,386
                                                               ---------    --------
Total liabilities and stockholders' equity..................   $ 475,010    $425,158
                                                               =========    ========

                            See accompanying notes.

                                   eTOYS INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                       ACCUMULATED
                                    COMMON STOCK        ADDITIONAL   RECEIVABLES                          OTHER
                               ----------------------    PAID-IN         FROM          DEFERRED       COMPREHENSIVE    ACCUMULATED
                                 SHARES       AMOUNT     CAPITAL     STOCKHOLDERS    COMPENSATION         LOSS           DEFICIT
                               -----------   --------   ----------   ------------   --------------   ---------------   ------------
Balance at March 31, 2000....  121,214,105     $12       $476,529      $(1,817)        $(37,082)         $(1,803)       $(220,453)
  Exercise of stock options
    and warrants.............      356,059      --            276           --               --               --               --
  Issuance of common stock
    under Employee Stock
    Purchase Plan............      142,093      --            966           --               --               --               --
  Common stock issued for
    acquisition of eParties
    Inc......................      250,000      --          1,641           --               --               --               --
  Deferred compensation, net
    of cancellations.........           --      --         (1,603)          --            1,603               --               --
  Amortization of deferred
    compensation.............           --      --             --           --            3,109               --               --
  Beneficial conversion
    feature from issuance of
    Series D Redeemable
    Convertible Preferred
    Stock....................           --      --         10,000           --               --               --               --
  Issuance of warrants to
    purchase common stock in
    connection with the
    Series D Redeemable
    Convertible Preferred
    Stock offering...........           --      --         15,855           --               --               --               --
  Dividends on Series D
    Redeemable Convertible
    Preferred Stock..........           --      --            364           --               --               --             (364)
  Accretion of discount on
    Series D Redeemable
    Convertible Preferred
    Stock....................           --      --             --           --               --               --           (2,142)
  Comprehensive loss:
    Net loss.................           --      --             --           --               --               --          (56,957)
    Net unrealized gain on
      investments............           --      --             --           --               --            1,520               --
    Foreign currency
      translation loss.......           --      --             --           --               --             (523)              --
  Comprehensive loss.........
                               -----------     ---       --------      -------         --------          -------        ---------
Balance at June 30, 2000.....  121,962,257     $12       $504,028      $(1,817)        $(32,370)         $  (806)       $(279,916)
                               ===========     ===       ========      =======         ========          =======        =========


                                TOTAL
                               --------
Balance at March 31, 2000....  $215,386
  Exercise of stock options
    and warrants.............       276
  Issuance of common stock
    under Employee Stock
    Purchase Plan............       966
  Common stock issued for
    acquisition of eParties
    Inc......................     1,641
  Deferred compensation, net
    of cancellations.........        --
  Amortization of deferred
    compensation.............     3,109
  Beneficial conversion
    feature from issuance of
    Series D Redeemable
    Convertible Preferred
    Stock....................    10,000
  Issuance of warrants to
    purchase common stock in
    connection with the
    Series D Redeemable
    Convertible Preferred
    Stock offering...........    15,855
  Dividends on Series D
    Redeemable Convertible
    Preferred Stock..........        --
  Accretion of discount on
    Series D Redeemable
    Convertible Preferred
    Stock....................    (2,142)
  Comprehensive loss:
    Net loss.................   (56,957)
    Net unrealized gain on
      investments............     1,520
    Foreign currency
      translation loss.......      (523)
                               --------
  Comprehensive loss.........   (55,960)
                               --------
Balance at June 30, 2000.....  $189,131
                               ========

                            See accompanying notes.

                                   eTOYS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    QUARTER ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
OPERATING ACTIVITIES
Net loss....................................................   $ (56,957)      (20,783)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................       2,961           314
  Amortization of intangibles...............................       9,050           189
  Deferred compensation amortization related to stock
    options.................................................       3,109         3,782
  Other, net................................................          --             3
  Changes in operating assets and liabilities:
    Inventories.............................................       7,809        (5,950)
    Prepaids and other current assets.......................      (2,001)       (2,005)
    Accounts payable........................................       1,727         8,947
    Accrued expenses........................................      (3,082)        1,216
                                                               ---------      --------
Net cash used in operations.................................     (37,384)      (14,287)

INVESTING ACTIVITIES
Capital expenditures for property and equipment.............     (41,487)       (3,302)
Proceeds from the sale of property and equipment............       4,936            --
Other, net..................................................          --        (2,330)
                                                               ---------      --------
Net cash used in investing activities.......................     (36,551)       (5,632)

FINANCING ACTIVITIES
Net proceeds from issuance of Series D Redeemable
  Convertible Preferred Stock...............................      97,788            --
Proceeds from issuance of common stock and exercise of stock
  options...................................................       1,242       176,074
Payments on notes payable and capital leases................      (2,054)          (85)
Proceeds from receivables from stockholders.................          --           107
                                                               ---------      --------
Net cash provided by financing activities...................      96,976       176,096
Effect of foreign exchange rate changes on cash.............        (523)           --
                                                               ---------      --------
Net increase in cash and cash equivalents...................      22,518       156,177
Cash and cash equivalents at beginning of period............     139,627        20,173
                                                               ---------      --------
Cash and cash equivalents at end of period..................   $ 162,145      $176,350
                                                               =========      ========
Supplemental disclosures:
  Income taxes paid.........................................   $      --      $      1
  Interest paid.............................................   $   5,003      $     18
  Notes payable and capital lease obligations incurred......   $   6,021      $  3,864

                            See accompanying notes.

                                   eTOYS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated financial statements as of June 30, 2000 and 1999 have been prepared by eToys Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. These consolidated financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

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

                                   eTOYS INC.

                                  (UNAUDITED)

1. ACCOUNTING POLICIES (CONTINUED)
COMPREHENSIVE LOSS

    As of April 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Comprehensive loss is composed of net loss, net unrealized gains or losses on investments and foreign currency translation adjustments. Comprehensive loss was $56.0 million and $20.8 million for the quarters ended June 30, 2000 and 1999, respectively.

NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share is computed by dividing net loss applicable to common shareholders, which consists of net loss less accretion of discount and dividends on preferred stock, by the weighted average number of common stock shares outstanding during each period. Shares associated with stock options and the Series A, B, C and D Redeemable Convertible Preferred Stock are not included because they are antidilutive. Effective upon the closing of the Company's Initial public stock offering in May 1999, the shares of Series A, B and C Redeemable Convertible Preferred Stock automatically converted into common stock and are included in the calculation of the weighted average number of shares as of that date.

    The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share amounts):

                                                          QUARTER ENDED JUNE 30,
                                                          -----------------------
                                                             2000         1999
                                                          ----------   ----------
Numerator:
  Net loss..............................................   $(56,957)    $(20,783)
  Accretion of discount and dividends on preferred
    stock...............................................     (2,506)          --
                                                           --------     --------
Net loss applicable to common shareholders..............   $(59,463)    $(20,783)
                                                           ========     ========
Denominator:
  Weighted average shares...............................    121,534       65,959
                                                           --------     --------
  Denominator for basic and diluted net loss per common
    share calculation...................................    121,534       65,959
                                                           ========     ========
Basic and diluted net loss per common share.............   $  (0.49)    $  (0.32)
                                                           ========     ========

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25" ("FIN 44"). This Interpretation clarifies certain issues relating to stock compensation. FIN 44 is effective July 1, 2000; however, certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective
                                   eTOYS INC.

                                  (UNAUDITED)

1. ACCOUNTING POLICIES (CONTINUED)
basis from July 1, 2000. The Company does not believe the effects of adopting FIN 44 will be material to its financial position or results of operations.

    In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs" ("Issue 00-2"). This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The consensus is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company does not believe the effects of adopting this consensus will be material to its financial position or results of operations.

    In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"). Specifically, Issue 00-10 addresses in a sale transaction for goods, how the seller should classify amounts billed and incurred for shipping and handling in the income statement, and the composition or types of costs that would be required to be classified as costs of sales. The EITF concluded that all shipping and handling billings to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, amounts billed related to shipping and handling should be classified as revenue. The consensus does not address how costs incurred by the seller for shipping and handling should be classified. The adoption of this consensus will not impact the Company's financial position or results of operations as the Company already records all charges for outbound shipping and handling as revenue. Additionally, all fulfillment costs incurred for shipping and handling by the Company are classified within marketing and sales expenses.

2. LONG-TERM CONVERTIBLE SUBORDINATED NOTES

    In December 1999, the Company issued $150 million principal amount of 6.25% convertible subordinated notes (the "Convertible Notes") due December 1, 2004. In connection with the issuance of the Convertible Notes, the Company incurred financing costs of $4.8 million, resulting in net proceeds to the Company of $145.2 million. The Convertible Notes are unsecured and are subordinated to existing and future senior debt as defined in the indenture pursuant to which the Convertible Notes were issued. The principal amount of the Convertible Notes will be due on December 1, 2004 and will bear interest at an annual rate of 6.25%, payable twice a year, on June 1 and December 1, beginning June 1, 2000, until the principal amount of the Convertible Notes is fully repaid. The Convertible Notes may be converted into the Company's common stock at the option of the holder at any time prior to December 1, 2004, unless the Convertible Notes have been previously redeemed or repurchased by the Company. The conversion rate, subject to adjustment in certain circumstances, is 13.5323 shares of the Company's common stock for each $1,000 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $73.90 per share. Additionally, on or after December 1, 2002, the Company may redeem all or a portion of the Convertible Notes that have not been previously redeemed or repurchased, at any time at redemption prices set forth in the indenture pursuant to which the Convertible Notes were issued, plus any accrued and unpaid interest to the redemption date. The Company currently has an effective shelf registration statement with the Securities and Exchange Commission covering resales of the $150 million of Convertible Notes and common stock issuable upon conversion of the Convertible Notes.

                                   eTOYS INC.

                                  (UNAUDITED)

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On June 12, 2000, the Company issued 10,000 shares of non-voting Series D Redeemable Convertible Preferred Stock ("Series D"), $10,000 stated value per share, and warrants to purchase 5,018,296 shares of the Company's common stock with a current warrant exercise price of $7.17375 per share in a private placement to select institutional investors. The total proceeds of the offering were $100.0 million. The Series D shares carry a dividend rate of 7% per annum, payable semi-annually during the first year and quarterly thereafter or upon conversion or redemption. At the Company's option, dividends may be paid in cash or shares of common stock, subject to certain conditions described within the documents relating to the issuance of Series D and related warrants.

    The Series D shares mature on June 12, 2003, subject to extension in some circumstances, at which time the Series D shares must be redeemed or converted at the Company's option. If the Company elects to redeem any Series D shares outstanding on June 12, 2003, the amount required to be paid will be equal to the liquidation preference of the Series D shares, which equals the price originally paid for such shares plus accrued and unpaid dividends. If the Company elects to convert any Series D shares outstanding on June 12, 2003, the Company will be required to issue shares in an amount determined based upon the criteria described below.

    For the period from the date of issuance to January 30, 2001, the Company has the sole right to require conversion of any or all of the outstanding
Series D shares, subject to certain conditions. During this period, except in limited circumstances, the securityholders do not have the right to convert any of the Series D shares. After January 30, 2001, the holders of the Series D shares have the right to convert their shares of Series D without restriction. Regardless of whether the selling securityholders elect to convert or the Company requires conversion, the number of shares of common stock to be issued upon conversion of a Series D share is determined by dividing the sum of $10,000 plus accrued and unpaid dividends by the applicable conversion price. The applicable conversion price will be a percentage of the lowest closing bid price of the Company's common stock for the five consecutive trading days ending on and including the conversion date, provided that the conversion price will not exceed $25.00 per share, subject to adjustment. The conversion percentage equals 100% on June 12, 2000 and then decreases permanently one percentage point on the first day of every calendar month following June 12, 2000, provided that the conversion percentage will never be less than 85%, except in the event the Company requires conversion following the announcement of a merger transaction.

    The Company also has the right, provided specified conditions are satisfied, to redeem some or all of the outstanding Series D shares for cash equal to a percentage of the price paid for each preferred share plus accrued dividends. The redemption percentage equals 100% on June 12, 2000 and then increases permanently one percentage point on the first day of every calendar month following June 12, 2000, provided that the redemption percentage will never be greater than 124%.

    Under the terms of the agreement pursuant to which the Company sold the Series D shares, the Company is obligated to deliver to each holder of the Series D shares a conversion election notice and/ or redemption notice on each of the following mandatory election dates: August 31, 2000, September 29, 2000, October 31, 2000, November 30, 2000 and December 29, 2000. The number of shares of Series D designated for conversion and/or redemption in such notices, when combined with the number of Series D shares converted and/or redeemed prior to such dates, must generally be equal to 10%, 20%, 30%, 40% and 50% of the number of Series D shares initially issued, respectively. Accordingly, between the date on which Series D was issued and the date upon which the conversion
                                   eTOYS INC.

                                  (UNAUDITED)

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED) and/or redemption set forth in the December 29, 2000 notice is consummated, at least an aggregate of one-half of the shares of Series D initially issued are required to be converted and/or redeemed.

    The net cash proceeds of the offering, after expenses, were approximately $97.8 million. The proceeds were further discounted by $15.9 million, representing the valuation of the 5,018,296 warrants issued in connection with the sale of the Series D shares, and $10.0 million allocated to the beneficial conversion feature associated with the Series D shares. The beneficial conversion feature represents the difference between the fair market value of the Company's common stock on the date of conversion and the discounted conversion price as described above that is available to the securityholders upon conversion. The discount amounts representing the warrants valuation and the issuance costs and expenses will be amortized, or accreted, over thirty-six months and the amount representing the beneficial conversion feature will be accreted over fifteen months in order to adjust the Series D shares to their appropriate redemption value at any given point in time for the period that the Series D shares are outstanding. The accretion amounts are charged against accumulated deficit and are included in net loss applicable to common shareholders in the calculation of net loss per common share. Additionally, the 7% dividend payable associated with the Series D shares are also charged against accumulated deficit and are included in net loss applicable to common shareholders in the calculation of net loss per common share. For the quarter ended June 30, 2000, the accretion of discount and dividends on the Series D shares was $2.5 million.

    Subsequent to June 30, 2000, 835 shares of Series D stock were converted into 1,526,253 shares of the Company's common stock.

4. COMMITMENTS AND CONTINGENCIES

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

5. STOCKHOLDERS' EQUITY

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

    On May 24, 1999, the Company completed its initial public offering of 9,568,000 shares of its common stock. Net proceeds to the Company aggregated $175.8 million. As of the closing date of the offering, all of the Series A, B and C convertible preferred stock then outstanding was converted into an aggregate of 58,779,267 shares of common stock.

                                   eTOYS INC.

                                  (UNAUDITED)

6. DEFERRED COMPENSATION

    The following table shows the amounts of deferred compensation amortization that would have been recorded under the following income statement categories had deferred compensation amortization not been separately stated in the consolidated statements of operations (in thousands):

                                                                 QUARTER ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Marketing and sales.........................................   $  803     $  977
Web site and technology.....................................    1,019      1,239
General and administrative..................................    1,287      1,566
                                                               ------     ------
                                                               $3,109     $3,782
                                                               ======     ======

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

    In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"). Specifically, Issue 00-10 addresses in a sale transaction for goods, how the seller should classify amounts billed and incurred for shipping and handling in the income statement, and the composition or types of costs that would be required to be classified as costs of sales. The EITF concluded that all shipping and handling billings to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, amounts billed related to shipping and handling should be classified as revenue. However, the EITF overturned its previous tentative conclusion that all costs incurred by the seller for shipping and handling should be classified as cost of sales. In addition, the EITF decided not to address the types of costs that would be required to be classified as costs of sales. The adoption of this consensus will not impact our financial position or results of operations as we already record all charges for outbound shipping and handling as revenue. Additionally, we currently record all fulfillment costs incurred for shipping and handling within marketing and sales expenses. However, there may exist the possibility that accounting standard setters may in the future address the classification of costs related to shipping and handling incurred by a seller and require such costs to be included within cost of sales.

RESULTS OF OPERATIONS

NET SALES

                                                  QUARTER ENDED
                                                     JUNE 30,
                                               --------------------
                                                 2000        1999     % CHANGE
                                               ---------   --------   --------
                                                  (IN THOUSANDS)
    Net sales................................  $  24,862   $  7,975     212%

    Net sales consist of product sales to customers and charges to customers for outbound shipping and handling and gift wrapping and are net of product returns, promotional discounts and coupons. The growth in net sales for the quarter ended June 30, 2000 as compared to the same period in the prior year reflects a significant increase in units sold due to the growth of our customer base, repeat purchases from our existing customers and growth in our baby and toy categories, partially offset by a downturn in video game sales. Cumulative customer accounts increased to more than 2.1 million during the quarter ended June 30, 2000 as compared to 467,000 cumulative customer accounts at June 30, 1999. International sales, which consists of export sales to customers outside the US from our US Web site as well sales by our Web site in the United Kingdom, eToys.co.uk, to customers within the United Kingdom and Europe, were not material during the quarter ended June 30, 2000.

GROSS PROFIT

                                                    QUARTER ENDED
                                                      JUNE 30,
                                                 -------------------
                                                   2000       1999     % CHANGE
                                                 --------   --------   --------
                                                   (IN THOUSANDS)
    Gross profit...............................  $  5,447   $ 1,518      259%

    Gross profit is net sales less cost of sales, which consists of the costs of products sold to customers, outbound and inbound shipping and handling costs, and gift wrapping costs. Gross profit increased in absolute dollars for the quarter ended June 30, 2000 as compared to the same period in the prior year, reflecting our increased sales volume. Our gross profit increased as a percentage of net sales by approximately 2.9% for the quarter ended June 30, 2000 as compared to the same period in the prior year. This increase in gross profit as a percentage of net sales is primarily attributable to higher product margins in most categories as well as the seasonally higher mix of our baby business, partially offset by the impact of shipping margins.

    Shipping margins were adversely impacted for the quarter ended June 30, 2000 as compared to the same period in the prior year primarily due to an increase in the shipments of larger baby merchandise which has higher shipping costs. In addition, overall shipping margins in the quarters ended June 30, 2000 and 1999 were adversely impacted by the location of our distribution centers principally in the western United States. This resulted in increased shipping costs as we shipped cross-country to the majority of our customer base located in the eastern United States. We expect that our new distribution center locations in Danville, Virginia and Greensboro, North Carolina, which began shipping operations in June 2000, will allow us to reduce the costs incurred from shipping since they are located closer to the majority of our customers. The loss from shipping, which represents shipping revenues less outbound shipping and handling costs included in cost of sales, was $0.4 million in the quarter ended June 30, 2000. During the quarter ended June 30, 1999, no loss on shipping was incurred as shipping revenue was comparable to outbound shipping and handling costs.

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

MARKETING AND SALES

                                                   QUARTER ENDED
                                                     JUNE 30,
                                                -------------------
                                                  2000       1999     % CHANGE
                                                --------   --------   --------
                                                  (IN THOUSANDS)
    Marketing and sales.......................  $ 29,603   $ 11,573     156%

    Marketing and sales expenses consist of advertising expense, fulfillment, customer service and credit card fees, and other marketing and sales expense, including personnel and general overhead. Marketing and sales expenses increased in absolute dollars for the quarter ended June 30, 2000 as compared to the same period in the prior year. This increase is primarily attributable to increases in our advertising expenditures incurred during our spring branding campaign, increased payroll and related costs for fulfilling the higher level of customer demand, and additional costs incurred in the expansion of our distribution facilities. Marketing and sales expenses decreased as a percentage of net sales during the quarter ended June 30, 2000 as compared to the same period in the prior year due to the significant increase in net sales during such period.

    During the quarter ended June 30, 2000, advertising expense was $15.6 million or 63% of net sales. Although we intend to continue to devote a substantial amount of our capital resources to the pursuit of an aggressive branding and marketing campaign, we expect advertising expense to decrease significantly as a percentage of net sales in future periods.

    During the quarter ended June 30, 2000, fulfillment, customer service and credit card fees were $9.9 million or 40% of net sales. Although we expect the expansion and refinement of our distribution facilities to accommodate increases in sales volume, coupled with costs incurred to meet customer expectations, to result in continued increases in these expenses in absolute dollars, we believe these expenses will decline significantly as a percentage of net sales and will not materially exceed our gross profits during this fiscal year. During the fiscal year ending March 31, 2002, we expect our gross profits to exceed these expenses. We plan to reduce fulfillment, customer service and credit card fees as a percentage of net sales through increased productivity arising from greater automation and operating experience in fulfilling customer orders, as well as through higher utilization of our distribution centers as revenues increase and seasonality decreases.

    On March 31, 2000, we ceased receiving fulfillment services from our third-party vendor, Fingerhut Business Services, and since that time we have relied solely on our own distribution centers located in California, North Carolina and Virginia for domestic fulfillment operations and in Swindon, England for international fulfillment operations. The transition of inventory from Fingerhut facilities was completed during July 2000. Total costs incurred associated with this transition were not material. We expect to incur expenses associated with the continued development and enhancement of our own distribution operations and from our efforts to meet customer expectations with respect to timely and accurate order fulfillment.

WEB SITE AND TECHNOLOGY

                                                    QUARTER ENDED
                                                      JUNE 30,
                                                 -------------------
                                                   2000       1999     % CHANGE
                                                 --------   --------   --------
                                                   (IN THOUSANDS)
    Web site and technology....................  $ 12,526   $ 4,835       159%

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

    Web site and technology expenses increased in absolute dollars for the quarter ended June 30, 2000 as compared to the same period in the prior year. This increase is primarily attributable to increased expenses associated with our significant investment in both front-end and back-end infrastructure and maintenance of our existing systems and telecommunications hardware. This included increased staffing of systems and telecommunication personnel, increased investment in systems and telecommunications hardware as well as increased costs incurred for projects intended to enhance the features, content and functionality of our Web site and transaction-processing systems. Such project costs arise from either costs incurred in the preliminary development stage, which are expensed as incurred, or from amortization of such project costs that had been capitalized within the quarter or a previous period and have been placed into service. Web site and technology expenses decreased as a percentage of net sales during the quarter ended June 30, 2000 as compared to the same period in the prior year due to the significant increase in net sales during such period. We believe that continued investment in Web site and technology is critical to attaining our strategic objectives. In addition to ongoing investments in our online stores and infrastructure, we intend to increase investments in product, service and international expansion. As a result, Web site and technology expenses may increase significantly in absolute dollars, but decrease as a percentage of net sales.

GENERAL AND ADMINISTRATIVE

                                                    QUARTER ENDED
                                                      JUNE 30,
                                                 -------------------
                                                   2000       1999     % CHANGE
                                                 --------   --------   --------
                                                   (IN THOUSANDS)
    General and administrative.................  $  7,500   $ 2,956       154%

    General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expenses increased in absolute dollars for the quarter ended
June 30, 2000 as compared to the same period in the prior year. This increase was primarily due to increased headcount and associated costs, professional fees, facilities and other related costs. General and administrative expenses decreased as a percentage of net sales during the quarter ended June 30, 2000 as compared to the same period in the prior year due to the significant increase in net sales during such period. We expect general and administrative expenses to increase in absolute dollars, but decrease as a percentage of net sales, as we expand our staff and incur additional costs related to the growth of our business.

GOODWILL AND INTANGIBLE ASSETS AMORTIZATION

                                                  QUARTER ENDED
                                                     JUNE 30,
                                               --------------------
                                                 2000       1999      % CHANGE
                                               --------   ---------   --------
                                                  (IN THOUSANDS)
    Goodwill amortization....................  $  8,490   $     80     10,513%

    Goodwill represents the excess of the purchase price over the fair value of the net tangible assets acquired in a business combination. As a result of the acquisition of BabyCenter on July 1, 1999, we recorded goodwill of approximately $189.0 million, which is being amortized over five years. Additionally, in June 2000 we completed the acquisition of certain assets of eParties Inc. which resulted in recording approximately $1.6 million of goodwill. The $1.6 million of goodwill arising from the eParties acquisition will also be amortized over five years. Accordingly, goodwill amortization for the quarter ended June 30, 2000 reflects amortization of goodwill from the BabyCenter and eParties purchases, in addition to amortization of goodwill recorded from a previous acquisition. In

January 2000, we completed the sale of substantially all of the assets and related liabilities of BabyCenter's Consumer Health Interactive division for approximately $20 million in a combination of cash and registrable securities. As a result of the sale, goodwill amortization will decrease in amounts proportionate to the sale proceeds in future periods due to the reduction of goodwill related to CHI. To the extent that we do not generate additional sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired or be subject to earlier write-off. In such event, our net loss in any given period could be greater than anticipated.

DEFERRED COMPENSATION AMORTIZATION

                                                    QUARTER ENDED
                                                      JUNE 30,
                                                 -------------------
                                                   2000       1999     % CHANGE
                                                 --------   --------   --------
                                                   (IN THOUSANDS)
    Deferred compensation amortization.........  $  3,109   $  3,782      (18)%

    In the fiscal years ended March 31, 2000 and 1999, we recorded total deferred stock compensation of $58.5 million in connection with stock options granted during these periods. This amount represents the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants. Such amount has been reduced as a result of amortization of deferred stock compensation initially recorded as well as subsequent cancellations of stock options that originally generated the deferred stock compensation charge. Deferred stock compensation is amortized to expense over the vesting periods of the applicable options. Deferred compensation amortization decreased for the quarter ended June 30, 2000 as compared to the same period in the prior year. This decrease was primarily due to subsequent cancellations of stock options that originally generated the deferred stock compensation charge. We expect to record $9.8 million of amortization over the remaining nine months ended March 31, 2001.

    Amortization of deferred compensation for each of the next three fiscal years is expected to be as follows:

                                                               AMOUNTS
                                                                 IN
YEAR ENDED                                                    THOUSANDS
----------                                                    ---------
March 31, 2002..............................................   $13,113
March 31, 2003..............................................     9,157
March 31, 2004..............................................       261

INTEREST INCOME AND EXPENSE

                                                         QUARTER ENDED
                                                           JUNE 30,
                                                      -------------------
                                                        2000       1999     % CHANGE
                                                      --------   --------   --------
                                                        (IN THOUSANDS)
    Interest income.................................   $1,809      $944          92%
    Interest expense................................   (2,985)     $(18)     16,483%

    Interest income consists of earnings on our cash and cash equivalents. Interest income increased for the quarter ended June 30, 2000 as compared to the same period in the prior year. This increase was due to higher cash balances resulting from the proceeds of the issuance of $150 million of Convertible Notes and proceeds from the sale of the Series D Redeemable Convertible Preferred Stock in June 2000. Interest expense consists primarily of interest from the issuance of the Convertible Notes, the amortization of debt financing costs related to the Convertible Notes as well as interest on asset acquisitions financed through notes payable and capital leases. Interest expense increased for the quarter ended June 30, 2000 as compared to the same period in the prior year due to interest on the Convertible Notes and additional asset acquisitions financed through notes payable and capital lease obligations.

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

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2000, the Company's principal source of liquidity consisted of $162.1 million of cash and cash equivalents compared to $139.6 million of cash and cash equivalents at March 31, 2000.

    Net cash used in operating activities for the quarter ended June 30, 2000 was $37.4 million. Net operating cash flows were primarily attributable to net losses, reduced by noncash charges of depreciation and amortization, as well as an increase in prepaid expenses and other and a decrease in accrued expenses, which were offset by a decrease in inventories and an increase in accounts payable. Net cash used in operating activities for the quarter ended June 30, 1999 was $14.3 million. Net operating cash flows were primarily attributable to net losses, reduced by noncash charges of depreciation and amortization, as well as increases in inventories, prepaid expenses and other, which were offset by increases in accounts payable and accrued expenses.

    Net cash used in investing activities for the quarter ended June 30, 2000 was $36.6 million and consisted of purchases of fixed assets and other assets, partially offset by proceeds from the sale of fixed assets. Net cash used in investing activities for the quarter ended June 30, 1999 was $5.6 million and consisted of purchases of fixed assets and other assets.

    Net cash provided by financing activities for the quarter ended June 30, 2000 was $97.0 million and resulted from a combination of the net proceeds from the issuance of Series D Redeemable Convertible Preferred Stock and the issuance of common stock and exercise of stock options, partially offset by payments on notes payable and capital leases. Net cash provided by financing activities for the quarter ended June 30, 1999 was $176.1 million and resulted from net proceeds from the issuance of common stock in our initial public offering.

    As of June 30, 2000, our principal commitments consisted of the $150 million of Convertible Notes outstanding, operating lease obligations, notes payable and capital lease obligations incurred to finance fixed asset acquisitions and future advertising commitments.

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

    In December 1999, we entered into an eleven year lease agreement to relocate our corporate offices. The lease begins in October 2000. In connection with the lease commitment, we delivered two letters of credit to the lessor totaling $15.0 million, both of which we have cash collateralized. The letters of credit will be held as security during the initial lease term.

    We believe that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet our anticipated cash needs through June 30, 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities or to obtain a line of credit. The sale of additional equity or equity-related securities would result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations", the following additional risk factors may affect our future results.

                              RISKS RELATED TO OUR
                            SERIES D PREFERRED STOCK

THE CONVERSION OF OUR SERIES D PREFERRED SHARES AND THE EXERCISE OF THE RELATED WARRANTS COULD RESULT IN SUBSTANTIAL NUMBERS OF ADDITIONAL SHARES BEING ISSUED IF OUR MARKET PRICE DECLINES.

    On June 12, 2000, we issued 10,000 shares of our series D convertible preferred stock, $10,000 stated value per share, and warrants to purchase 5,018,296 shares of our common stock with a current warrant exercise price of $7.17375 per share. The series D preferred shares convert at a floating rate based on the market price of our common stock, provided the conversion price may not exceed $25.00 per share, subject to adjustment. As a result, the lower the price of our common stock at the time of conversion, the greater the number of shares the holder will receive.

    To the extent the series D preferred shares are converted or dividends on the series D preferred shares are paid in shares of common stock rather than cash, a significant number of shares of common stock may be sold into the market, which could decrease the price of our common stock and encourage short sales by selling securityholders or others. Short sales could place further downward pressure on the price of our common stock. In that case, we could be required to issue an increasingly greater number of shares of our common stock upon future conversions of the series D preferred shares, sales of which could further depress the price of our common stock.

    The conversion of and the payment of dividends in shares of common stock in lieu of cash on the series D preferred shares may result in substantial dilution to the interests of other holders of our common stock. Even though no selling securityholder may convert its series D preferred shares if upon such conversion the selling securityholder together with its affiliates would have acquired a number of shares of common stock during the 60-day period ending on the date of conversion which, when added to the number of shares of common stock held at the beginning of such 60-day period, would exceed 9.99% of our then outstanding common stock, excluding for purposes of such determination shares of common stock issuable upon conversion of series D preferred shares which have not been converted and upon exercise of warrants which have not been exercised, this restriction does not prevent a selling securityholder from selling a substantial number of shares in the market. By periodically selling shares into the market, an individual selling securityholder could eventually sell more than 9.99% of our outstanding common stock while never holding more than 9.99% at any specific time.

WE MAY ISSUE ADDITIONAL SHARES, RESULTING IN DILUTION FOR EXISTING STOCKHOLDERS.

    Some events could result in the issuance of additional shares of our common stock, which would result in dilution for existing stockholders. We may issue additional shares of common stock or preferred stock:

    - to raise additional capital or finance acquisitions,

    - upon the exercise or conversion of outstanding options, warrants and shares of convertible preferred stock, and/or

    - in lieu of cash payment of dividends.

    As of June 30, 2000, other than the warrants issued to the holders of series D preferred shares, there were outstanding warrants to acquire an aggregate of 4,000 shares of common stock, and there were outstanding options to acquire an aggregate of 28,870,040 shares of common stock. If converted or exercised, these securities would dilute the percentage ownership of common stock by existing stockholders. These securities, unlike the common stock, provide for anti-dilution protection upon the occurrence of stock splits, redemptions, mergers, reclassifications, reorganizations and other similar corporate transactions, and, in some cases, major corporate announcements. If one or more of these events occurs, the number of shares of common stock that may be acquired upon conversion or exercise would increase. In addition, as disclosed in the preceding risk factor, the number of shares that may be issued upon conversion of or payment of dividends in lieu of cash on the series D preferred shares could increase substantially if the market price of our common stock decreases during the period the series D preferred shares are outstanding.

WE MAY BE REQUIRED TO DELIST OUR SHARES FROM NASDAQ IF SPECIFIC EVENTS OCCUR.

    In accordance with Nasdaq Rule 4460, which generally requires stockholder approval for the issuance of securities representing 20% or more of an issuer's outstanding listed securities, and under the terms of the agreement pursuant to which we sold the series D preferred shares and related warrants, we must solicit stockholder approval of the issuance of such preferred shares and warrants, including the shares of common stock issuable upon conversion of the series D preferred shares and exercise of the warrants, at a meeting of our stockholders, which shall occur on or before September 30, 2000. If we obtain stockholder approval, there is no limit on the amount of shares that could be issued upon conversion of the series D preferred shares. If we do not obtain stockholder approval and are not obligated to issue shares because of restrictions relating to Nasdaq Rule 4460, we may be required to redeem all or a portion of the series D preferred shares. If we fail to redeem any series D preferred shares as requested, the holders of at least two-thirds of the outstanding series D preferred shares have the right to require that we voluntarily delist our shares of common stock from the Nasdaq Stock Market. In that event, trading in our shares would likely decrease substantially, and the price of our shares of common stock may decline.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO FALL.

    If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and upon conversion of and issuance of common stock dividends on the series D preferred shares and exercise of the related warrants, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of June 30, 2000, we had outstanding 121,962,257 shares of common stock and options to acquire an aggregate of 28,870,040 shares of common stock, of which 6,024,479 options were vested and exercisable. As of June 30, 2000, of the shares that are currently outstanding, 50,712,421 are freely tradeable in the public market and 71,249,836 are tradeable in the public market subject to the restrictions, if any, applicable under Rule 144 and Rule 145 of the Securities Act of 1933, as amended. All shares acquired upon exercise of options will be freely tradeable in the public market.

    In general, under Rule 144 as currently in effect, a person who has beneficially owned restricted securities for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of (a) one percent of the number of shares of common stock then outstanding (which for eToys was 1,219,622 shares as of June 30, 2000) or
(b) the average weekly trading volume of the common stock during the four calendar weeks preceding the sale. Sales under Rule 144 are also subject to requirements with respect to manner of sale, notice, and the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been our affiliate at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Sales by stockholders of a substantial amount of our common stock could adversely affect the market price of our common stock.

WE MAY BE REQUIRED TO PAY SUBSTANTIAL PENALTIES TO THE HOLDERS OF THE SERIES D PREFERRED SHARES AND RELATED WARRANTS IF SPECIFIC EVENTS OCCUR.

    In accordance with the terms of the documents relating to the issuance of the series D preferred shares and the related warrants, we are required to pay substantial penalties to a holder of the series D preferred shares under specified circumstances, including, among others,

    - the nonpayment of dividends on the series D preferred shares in a timely manner,

    - our failure to deliver shares of our common stock upon conversion of the series D preferred shares or upon exercise of the related warrants after a proper request,

    - the nonpayment of the redemption price at maturity of the series D preferred shares,

    - failure to hold a meeting of our stockholders on or before September 30, 2000 to approve the issuance of the shares of common stock issuable upon conversion of and in lieu of cash dividends on the series D preferred stock and upon exercise of the related warrants, or

    - the registration statement relating to the series D preferred shares and related warrants is unavailable to cover the resale of the shares of common stock underlying such securities.

    Such penalties are generally paid in the form of interest payments, subject to any restrictions imposed by applicable law, on the amount that a holder of series D preferred shares was entitled to receive on the date of determination.

                     RISKS RELATED TO OUR CONVERTIBLE NOTES

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

    As of June 30, 2000, we had outstanding $20.5 million of senior debt and $30.1 million of subsidiary liabilities (of which $9.0 million also qualifies as senior debt) to which the notes are subordinated. Both we and our subsidiaries expect that from time to time we will incur additional debt to which the notes will be subordinated.

                         RISKS RELATED TO OUR BUSINESS

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

    - international operations; and

    - assimilation of operational personnel acquired with BabyCenter.

    As of June 30, 2000, we had an accumulated deficit of $279.9 million. We incurred net losses of $57.0 million for the quarter ended June 30, 2000.

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

    We currently conduct our distribution operations through four facilities operated by us, consisting of an approximately 105,000 square foot facility in Commerce, California; an approximately 438,500 square foot facility in Pittsylvania County, Virginia; an approximately 272,000 square foot facility in Greensboro, North Carolina; and an approximately 46,000 square foot facility in Swindon, England. Commencing in the fall of 2000, we also plan to conduct distribution operations from an approximately 763,000 square foot facility in Ontario, California that is currently being developed and to augment our Virginia facility with an additional 715,000 square foot facility adjacent to the existing facility. We have also entered into a lease for an approximately 108,000 square foot distribution facility in Belgium. We have in the past and continue to devote substantial resources to the expansion of our distribution operations among these facilities. This expansion may cause disruptions in our business as well as unexpected costs. We are not experienced with coordinating and managing distribution operations in geographically distant locations. This may result in increased costs as we seek to meet customers' expectations, balance merchandise inventories among our distribution facilities and take other steps that may be necessary to meet the demands placed on our distribution operations, particularly during the fourth calendar quarter of the year. Despite the fact that we devote substantial resources to the expansion and refinement of our distribution operations, there can be no assurance that our existing or future distribution operations will be sufficient to accommodate increases in demand and customer orders.

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

    Our rapid growth in personnel and operations has placed, and will continue to place, a significant strain on our management, information systems and resources. In addition, with the acquisition of BabyCenter, we added over 160 new employees, including managerial, technical and operations personnel, and have been required to assimilate substantially all of BabyCenter's operations into our operations. Further, during 1999 and 2000, we continued to expand our distribution operations, which now include four facilities operated by us, consisting of an approximately 105,000 square foot facility in Commerce, California; an approximately 438,500 square foot facility in Pittsylvania County, Virginia; an approximately 272,000 square foot facility in Greensboro, North Carolina; and an approximately 46,000 square foot facility in Swindon, England. Commencing in the fall of 2000, we also plan to conduct distribution operations from an approximately 763,000 square foot facility in Ontario, California that is currently being developed and to augment our Virginia facility with an additional 715,000 square foot facility adjacent to the existing facility. We have also entered into a lease for an approximately 108,000 square foot distribution facility in Belgium. This expansion may cause disruptions in our business as well as unexpected costs. We are not experienced with coordinating and managing distribution operations in geographically distant locations.

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

RISK OF INTERNATIONAL EXPANSION

    In October 1999, we launched eToys.co.uk, which serves customers in the United Kingdom, and in November 1999, we began serving all provinces of Canada through our eToys.com store. We also offer content and community to parents and expectant parents through BabyCentre.co.uk. Our European operations are conducted through a Netherlands subsidiary, and we are exploring opportunities to separately finance its operations and will only continue to expand our presence in foreign markets in a manner consistent with the availability and extent of such financing opportunities. Then can be no assurance that such financing opportunities will be available on terms acceptable to us or at all.

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

    We currently or potentially compete with a variety of other companies, including:

    - other online companies that include toys and children's and baby products as part of their product offerings, such as Amazon.com, Barnesandnoble.com, CDnow, Beyond.com, iBaby, BabyCatalog.com, iVillage and Women.com;

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

    Any new department or product category that is launched or acquired by us which is not favorably received by consumers could damage our brand or reputation. This damage could impair our ability to attract new customers, which could cause our net sales to fall below expectations. The expansion of our business to include any new department or product category will require significant additional expenses, and strain our management, financial and operational resources. This type of expansion would also subject us to increased inventory risk. We may choose to expand our operations by developing other new departments or product categories, promoting new or complementary products, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of other new or complementary businesses, products or technologies.

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

    We are vulnerable to natural disasters and other unanticipated problems that are beyond our control. Our office facilities in California and London, England, house substantially all of our product development and information systems. Our third-party Web site hosting facilities located in Sunnyvale, California and Herndon, Virginia, house substantially all of our computer and communications hardware systems. Our distribution facilities located in California, North Carolina, Virginia and England house substantially all of our product inventory. A natural disaster, such as an earthquake, or harsh weather or other comparable problems that are beyond our control could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders. Any such interruptions or delays at these facilities would reduce our net sales. In addition, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In addition, the failure by the third-party facilities to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could result in interruptions in our service. The occurrence of any or all of these events could damage our reputation and brand and impair our business.

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

    The loss of the services of one or more of our key personnel could seriously interrupt our business. We depend on the continued services and performance of our senior management and other key personnel, particularly Edward C. Lenk, our President, Chief Executive Officer and Chairman of the Board. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel as well as the successful integration of BabyCenter's management with our senior management team. Our relationships with our officers and key employees are generally at will. We do not have "key person" life insurance policies covering any of our employees.

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

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US EVEN IF DOING SO WOULD BE BENEFICIAL TO OUR SECURITYHOLDERS.

    Provisions of our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our securityholders.

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

    Our amended and restated certificate of incorporation and amended and restated bylaws do not provide for the right of stockholders to act by written consent without a meeting or for cumulative voting in the election of directors. In addition, our amended and restated certificate of incorporation permits the board of directors to issue preferred stock with voting or other rights without any stockholder action. Following our 2000 annual meeting of stockholders on September 12, 2000, our amended and restated certificate of incorporation provides for the board of directors to be divided into three classes, with staggered three-year terms. As a result, only one class of directors will be elected at each annual meeting of stockholders. Each of the two other classes of directors will continue to serve for the remainder of its respective three-year term. These provisions, which require the vote of stockholders holding at least a majority of the outstanding common stock to amend, may have the effect of deterring hostile takeovers or delaying changes in our management.

                         RISKS RELATED TO OUR INDUSTRY

IF WE ARE UNABLE TO ACQUIRE THE NECESSARY WEB DOMAIN NAMES, OUR BRAND AND REPUTATION COULD BE DAMAGED AND WE COULD LOSE CUSTOMERS.

    We may be unable to acquire or maintain Web domain names relating to our brand in the United States and other countries in which we may conduct business. As a result, we may be unable to prevent third parties from acquiring and using domain names relating to our brand. Such use could damage our brand and reputation and take customers away from our Web site. We currently hold various relevant domain names, including the "eToys.com" and "BabyCenter.com" domain names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Such changes in the United States are expected to include the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names.

WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS IF GOVERNMENT REGULATION INCREASES.

    The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States Congress recently enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material, and the Federal Trade Commission's Children's Online Privacy Protection Act became effective April 21, 2000. The European Union recently enacted its own privacy regulations. In addition, we are subject to existing federal, state and local regulations pertaining to consumer protection, such as the Federal Trade Commission's Mail and Telephone Order Rule. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. Any failure by us to comply with the rules and regulations applicable to our business could result in action being taken against us that could have a material adverse effect on our business and results of operations.

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

                      RISKS RELATED TO SECURITIES MARKETS

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

    We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience additional dilution. We require substantial working capital to fund our business. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. Significant volatility in the stock markets, particularly with respect to Internet stocks, may increase the difficulty of raising additional capital. Although we believe that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet our anticipated cash needs through June 30, 2001, there can be no assurance to that effect.

THE MARKET PRICE OF OUR SECURITIES MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL SECURITYHOLDERS.

    The market price for our securities has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control:

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

    - transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

    - potential litigation.

    From May 20, 1999 (the first day of public trading of our common stock), through August 11, 2000, the high and low sales prices for our common stock fluctuated between $86.00 and $3.94. On August 11, 2000, the closing price of our common stock was $4.25. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would cause the prices of our common stock to fall.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risk related to changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments.

    FOREIGN CURRENCY RISK. We currently have wholly-owned subsidiaries with operations in the United Kingdom and Europe. All sales and expenses incurred by the foreign subsidiaries are denominated in the British pound and Euro, which are considered the functional currencies of the respective subsidiaries. As such, we are exposed to foreign currency risk which arises in part from funding denominated in British pounds and Euros provided to the foreign subsidiaries and from the translation of the foreign subsidiaries' financial results into U.S. dollars during consolidation. As exchange rates vary, our results from operations and profitability may be adversely impacted. As of June 30, 2000, the effect of the foreign currency exchange rate fluctuations has not been material.

    INTEREST RATE RISK. We maintain a portfolio of highly liquid cash equivalents maturing in three months or less as of the date of purchase. Given the short-term nature of these investments, we believe we are not subject to significant interest rate risk with respect to these investments. Additionally, we are subject to interest rate risk related to the $150 million of convertible notes, combined with our notes payable and capital lease obligations. Our notes payable and capital lease obligations bear interest at fixed rates, and their carrying amount approximates fair value based on borrowing rates currently available to us. As such, we believe that market risk arising from our notes payable and capital lease obligations is not material. The convertible notes, issued in December 1999, are unsecured and are subordinated to our existing and future senior debt as defined in the indenture pursuant to which the convertible notes were issued. The principal amount of the convertible notes will be due on December 1, 2004 and will bear interest at an annual rate of 6.25%, payable twice a year, on June 1 and December 1, beginning June 1, 2000, until the principal amount of the convertible notes is fully repaid. The convertible notes may be converted into our common stock at the option of the holder at any time prior to December 1, 2004, unless the convertible notes have been previously redeemed or repurchased by us. The conversion rate, subject to adjustment in certain circumstances, is 13.5323 shares of our common stock for each $1,000 principal amount of convertible notes, which is equivalent to a conversion price of approximately $73.90 per share. As of June 30, 2000, the carrying value of the convertible notes was $150 million. As of June 30, 2000, the fair value of the convertible notes was $65.7 million based upon the closing market price as of that date. The difference between the carrying value and the fair value of the convertible notes as of June 30, 2000 is primarily due to declines in the price of our common stock and the favorable interest rate of the convertible notes as compared to current interest rates.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Note 4, Commitments and Contingencies, in Part I, Item 1, Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On June 12, 2000, the Company issued 10,000 shares of Series D Convertible Preferred Stock, $10,000 stated value per share, and warrants to purchase 5,018,296 shares of common stock with a current warrant exercise price of $7.17375 per share. The preferred stock is convertible into shares of the Company's common stock in the manner described herein under "Note 3. Redeemable Convertible Preferred Stock" in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 hereof. The securities were issued to HFTP Investment, L.L.C., Leonardo, L.P., Wingate Capital Ltd. and Fisher Capital Ltd. in exchange for aggregate consideration of $100.0 million, with a placement fee payable by the Company to Promethean Capital Group LLC of $2.0 million. The issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits


                           3.1     Amended and Restated Bylaws

                           3.2     Certificate of Designations, Preferences and Rights relating to Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 13, 2000)

                           4.1     Form of Warrant issued to holders of Series D Preferred
                                   Stock (incorporated herein by reference to Exhibit 4.1 to
                                   the Company's Current Report on Form 8-K filed June 13,
                                   2000)

                          10.1     Lease Agreement dated August 11, 1999 between The Fink and
                                   Schindler Company and BabyCenter, Inc.

                          10.2     Underlease dated September 29, 1999 between the Post Office and eToys UK Limited

                          10.3     Registration Rights Agreement, dated as of June 12, 2000, by and among the Company and certain investors (incorporated
                                   herein by reference to Exhibit 10.1 to the Company's Current
                                   Report on Form 8-K filed June 13, 2000)

                          10.4     Securities Purchase Agreement, dated as of June 12, 2000, by and among the Company and certain investors (incorporated
                                   herein by reference to Exhibit 10.2 to the Company's Current
                                   Report on Form 8-K filed June 13, 2000)

                          10.5     Lease agreement dated July 24, 2000 between Land Securities
                                   PLC and eToys UK Limited

                          10.6     Underlease dated July 26, 2000 between eToys UK Limited and
                                   Momentus Limited and Diamond Technology Partners Incorported

                          27.1     Financial Data Schedule

    (b) Reports on Form 8-K

    Current Report on Form 8-K dated June 12, 2000 pertaining to the Company's issuance of Series D Convertible Preferred Stock and related warrants.

    Current Reports on Form 8-K dated June 2, 2000 and June 23, 2000 for purposes of making certain information regarding the Company generally available in order to incorporate it by reference into other Company filings.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, eToys Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ETOYS INC.

                                                       By:             /s/ STEVEN J. SCHOCH
                                                            -----------------------------------------
                                                                         Steven J. Schoch
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER

Dated:  August 14, 2000

                                 EXHIBIT INDEX

EXHIBITS
--------
 3.1                    Amended and Restated Bylaws

 3.2                    Certificate of Designations, Preferences and Rights relating to Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 13, 2000)

 4.1                    Form of Warrant issued to holders of Series D Preferred
                        Stock (incorporated herein by reference to Exhibit 4.1 to
                        the Company's Current Report on Form 8-K filed June 13,
                        2000)

 10.1                   Lease Agreement dated August 11, 1999 between The Fink and
                        Schindler Company and BabyCenter, Inc.

 10.2                   Underlease dated September 29, 1999 between the Post Office and eToys UK Limited

 10.3                   Registration Rights Agreement, dated as of June 12, 2000, by and among the Company and certain investors (incorporated
                        herein by reference to Exhibit 10.1 to the Company's Current
                        Report on Form 8-K filed June 13, 2000)

 10.4                   Securities Purchase Agreement, dated as of June 12, 2000, by and among the Company and certain investors (incorporated
                        herein by reference to Exhibit 10.2 to the Company's Current
                        Report on Form 8-K filed June 13, 2000)

 10.5                   Lease agreement dated July 24, 2000 between Land Securities
                        PLC and eToys UK Limited

 10.6                   Underlease dated July 26, 2000 between eToys UK Limited and
                        Momentus Limited and Diamond Technology Partners Incorported

 27.1                   Financial Data Schedule