Form 10-Q
period 2000-09-30
ETOYS INC
filed 2000-11-14
CIK 1052245

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

  For the quarter ended SEPTEMBER 30, 2000           Commission file number 000-25709

                            ------------------------

                                   eTOYS INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                              95-4633006
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

                           12200 W. OLYMPIC BOULEVARD
                         LOS ANGELES, CALIFORNIA 90064
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (310) 998-6100

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

132,284,083 shares of $0.0001 par value common stock outstanding as of November 3, 2000

                                  Page 1 of 40
                            Exhibit Index on Page 40

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   eTOYS INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   eTOYS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        QUARTER ENDED             SIX MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                  -------------------------   -------------------------
                                                     2000          1999          2000          1999
                                                  -----------   -----------   -----------   -----------
                                                  (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net sales.......................................    $ 25,976      $ 13,306     $  50,838      $ 21,281
Cost of sales...................................      20,134        10,752        39,549        17,209
                                                    --------      --------     ---------      --------
Gross profit....................................       5,842         2,554        11,289         4,072
Operating expenses:
  Marketing and sales...........................      25,604        20,012        55,207        31,585
  Web site and technology.......................      14,017        12,188        26,543        17,023
  General and administrative....................       6,594         4,298        14,094         7,254
  Goodwill amortization.........................       8,545         9,546        17,035         9,626
  Deferred compensation amortization............       3,108         3,314         6,217         7,096
                                                    --------      --------     ---------      --------
    Total operating expenses....................      57,868        49,358       119,096        72,584
                                                    --------      --------     ---------      --------
Operating loss..................................     (52,026)      (46,804)     (107,807)      (68,512)
Other income (expense):
  Interest income...............................       1,928         2,022         3,737         2,966
  Interest expense..............................      (3,314)         (162)       (6,299)         (180)
Provision for taxes.............................          --            --            --            (1)
                                                    --------      --------     ---------      --------
Net loss........................................     (53,412)      (44,944)     (110,369)      (65,727)
Accretion of discount and dividends on preferred
  stock.........................................      (6,589)           --        (9,095)           --
                                                    --------      --------     ---------      --------
Net loss applicable to common shareholders......    $(60,001)     $(44,944)    $(119,464)     $(65,727)
                                                    ========      ========     =========      ========
Basic and diluted net loss per common share.....    $  (0.48)     $  (0.38)    $   (0.97)     $  (0.71)
                                                    ========      ========     =========      ========
Shares used in computation of basic and diluted
  net loss per common share.....................     125,249       119,374       123,401        92,960
                                                    ========      ========     =========      ========

                            See accompanying notes.

                                   eTOYS INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,    MARCH 31,
                                                                   2000          2000
                                                              --------------   ---------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 111,394     $ 139,627
  Inventories...............................................       102,386        60,309
  Prepaids and other current assets.........................        25,529        14,350
                                                                 ---------     ---------
Total current assets........................................       239,309       214,286
Property and equipment......................................       137,762        60,717
  Accumulated depreciation and amortization.................       (13,775)       (6,229)
                                                                 ---------     ---------
                                                                   123,987        54,488
Goodwill (net of accumulated amortization of $42,821 and
  $25,786 at September 30, 2000 and March 31, 2000,
  respectively).............................................       127,434       142,828
Other assets................................................        10,314        13,556
                                                                 ---------     ---------
Total assets................................................     $ 501,044     $ 425,158
                                                                 =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $  84,410     $  32,422
  Accrued expenses..........................................        13,568        10,789
  Current portion of long-term notes payable and capital
    lease obligations.......................................        10,789         6,090
                                                                 ---------     ---------
Total current liabilities...................................       108,767        49,301
Long-term notes payable and capital lease obligations.......        28,421        10,471
Long-term convertible subordinated notes....................       150,000       150,000
Series D Redeemable Convertible Preferred Stock; $.0001 par
  value, 10,000 shares authorized; 6,900 and none issued and outstanding at September 30, 2000 and March 31, 2000,
  respectively..............................................        52,750            --
Commitments and contingencies
Stockholders' equity:
  Common stock; $.0001 par value, 600,000,000 shares
    authorized; 129,192,187 and 121,214,105 issued and
    outstanding at September 30, 2000 and March 31, 2000,
    respectively............................................            13            12
  Additional paid-in capital................................       528,936       476,529
  Receivables from stockholders.............................          (740)       (1,817)
  Deferred compensation.....................................       (25,914)      (37,082)
  Accumulated other comprehensive loss......................        (1,272)       (1,803)
  Accumulated deficit.......................................      (339,917)     (220,453)
                                                                 ---------     ---------
Total stockholders' equity..................................       161,106       215,386
                                                                 ---------     ---------
Total liabilities and stockholders' equity..................     $ 501,044     $ 425,158
                                                                 =========     =========

                            See accompanying notes.

                                   eTOYS INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                                      ACCUMULATED
                                   COMMON STOCK        ADDITIONAL   RECEIVABLES                          OTHER
                              ----------------------    PAID-IN         FROM          DEFERRED       COMPREHENSIVE    ACCUMULATED
                                SHARES       AMOUNT     CAPITAL     STOCKHOLDERS    COMPENSATION         LOSS           DEFICIT
                              -----------   --------   ----------   ------------   --------------   ---------------   ------------
Balance at March 31, 2000...  121,214,105     $12       $476,529      $(1,817)        $(37,082)         $(1,803)       $(220,453)
  Exercise of stock options
    and warrants............      643,489      --            714           --               --               --               --
  Issuance of common stock
    under Employee Stock
    Purchase Plan...........      142,093      --            966           --               --               --               --
  Common stock issued for
    acquisition of eParties
    Inc.....................      250,000      --          1,641           --               --               --               --
  Deferred compensation, net
    of cancellations........           --      --         (4,951)          --            4,951               --               --
  Amortization of deferred
    compensation............           --      --             --           --            6,217               --               --
  Repayment of receivables
    from stockholders.......           --      --             --        1,001               --               --               --
  Forfeiture of non-vested
    restricted stock........      (52,285)     --            (76)          76               --               --               --
  Beneficial conversion
    feature from issuance of
    Series D Redeemable
    Convertible Preferred
    Stock...................           --      --         10,000           --               --               --               --
  Issuance of warrants to
    purchase common stock in
    connection with the
    Series D Redeemable
    Convertible Preferred
    Stock offering..........           --      --         15,855           --               --               --               --
  Dividends on Series D
    Redeemable Convertible
    Preferred Stock.........           --      --          1,855           --               --               --           (1,855)
  Accretion of discount on
    Series D Redeemable
    Convertible Preferred
    Stock...................           --      --             --           --               --               --           (7,240)
  Conversion of Series D
    Redeemable Convertible
    Preferred Stock into
    common stock............    6,994,785       1         26,403           --               --               --               --
  Comprehensive loss:
    Net loss................           --      --             --           --               --               --         (110,369)
    Net unrealized gain on
      investments...........           --      --             --           --               --            1,641               --
    Foreign currency
      translation loss......           --      --             --           --               --           (1,110)              --
  Comprehensive loss........
                              -----------     ---       --------      -------         --------          -------        ---------
Balance at September 30,
  2000......................  129,192,187     $13       $528,936      $  (740)        $(25,914)         $(1,272)       $(339,917)
                              ===========     ===       ========      =======         ========          =======        =========


                                TOTAL
                              ---------
Balance at March 31, 2000...  $ 215,386
  Exercise of stock options
    and warrants............        714
  Issuance of common stock
    under Employee Stock
    Purchase Plan...........        966
  Common stock issued for
    acquisition of eParties
    Inc.....................      1,641
  Deferred compensation, net
    of cancellations........         --
  Amortization of deferred
    compensation............      6,217
  Repayment of receivables
    from stockholders.......      1,001
  Forfeiture of non-vested
    restricted stock........         --
  Beneficial conversion
    feature from issuance of
    Series D Redeemable
    Convertible Preferred
    Stock...................     10,000
  Issuance of warrants to
    purchase common stock in
    connection with the
    Series D Redeemable
    Convertible Preferred
    Stock offering..........     15,855
  Dividends on Series D
    Redeemable Convertible
    Preferred Stock.........         --
  Accretion of discount on
    Series D Redeemable
    Convertible Preferred
    Stock...................     (7,240)
  Conversion of Series D
    Redeemable Convertible
    Preferred Stock into
    common stock............     26,404
  Comprehensive loss:
    Net loss................   (110,369)
    Net unrealized gain on
      investments...........      1,641
    Foreign currency
      translation loss......     (1,110)
                              ---------
  Comprehensive loss........   (109,838)
                              ---------
Balance at September 30,
  2000......................  $ 161,106
                              =========

                            See accompanying notes.

                                   eTOYS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
OPERATING ACTIVITIES
Net loss....................................................   $(110,369)    $ (65,727)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................       7,410         1,373
  Amortization of intangibles...............................      18,137         9,906
  Deferred compensation amortization related to stock
    options.................................................       6,217         7,096
  Other, net................................................          --            71
  Changes in operating assets and liabilities:
    Inventories.............................................     (42,077)      (44,692)
    Prepaids and other current assets.......................      (6,992)      (15,500)
    Accounts payable........................................      52,590        59,660
    Accrued expenses........................................       2,737         1,836
                                                               ---------     ---------
Net cash used in operations.................................     (72,347)      (45,977)

INVESTING ACTIVITIES
Capital expenditures for property and equipment.............     (78,553)      (10,024)
Proceeds from the sale of property and equipment............      16,174            --
Net cash received from acquisition of BabyCenter, net of
  acquisition costs.........................................          --         2,571
Other, net..................................................        (406)       (1,389)
                                                               ---------     ---------
Net cash used in investing activities.......................     (62,785)       (8,842)

FINANCING ACTIVITIES
Net proceeds from issuance of Series D Redeemable
  Convertible Preferred Stock...............................      97,788            --
Proceeds from issuance of common stock and exercise of stock
  options...................................................       1,680       176,190
Proceeds from the issuance of notes payable.................      11,502            --
Payments on notes payable and capital leases................      (3,962)       (1,051)
Proceeds from receivables from stockholders.................       1,001           108
                                                               ---------     ---------
Net cash provided by financing activities...................     108,009       175,247
Effect of foreign exchange rate changes on cash.............      (1,110)           --
                                                               ---------     ---------
Net increase (decrease) in cash and cash equivalents........     (28,233)      120,428
Cash and cash equivalents at beginning of period............     139,627        20,173
                                                               ---------     ---------
Cash and cash equivalents at end of period..................   $ 111,394     $ 140,601
                                                               =========     =========
Supplemental disclosures:
  Income taxes paid.........................................   $      --     $       1
  Interest paid.............................................   $   5,557     $     180
  Notes payable and capital lease obligations incurred......   $  26,612     $   7,788
  Acquisition of BabyCenter:
    Fair value of assets acquired (including goodwill)......   $      --     $ 197,634
    Liabilities assumed.....................................          --        (9,017)
    Stock issued............................................          --      (189,987)
    Assumption of receivables from stockholders.............          --         1,862
                                                               ---------     ---------
    Cash paid...............................................          --           492
    Cash acquired...........................................          --        (3,063)
                                                               ---------     ---------
Net cash received from acquisition of BabyCenter............   $      --     $   2,571
                                                               =========     =========

                            See accompanying notes.

                                   eTOYS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated financial statements as of September 30, 2000 and 1999 have been prepared by eToys Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. These consolidated financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

    Certain prior-period balances have been reclassified to conform to the current-period presentation.

CASH AND CASH EQUIVALENTS

    All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest, which approximates fair value.

INVENTORIES

    Inventories on hand consist of finished goods.

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements
                                   eTOYS INC.

                                  (UNAUDITED)

1. ACCOUNTING POLICIES (CONTINUED)
and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE LOSS

    Comprehensive loss is composed of net loss, net unrealized gains or losses on investments and foreign currency translation adjustments. Comprehensive loss was $53.9 million and $44.9 million for the quarters ended September 30, 2000 and 1999, respectively, and $109.8 million and $65.7 million for the six months ended September 30, 2000 and 1999, respectively.

NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share is computed by dividing net loss applicable to common shareholders, which consists of net loss less accretion of discount and dividends on preferred stock, by the weighted average number of common stock shares outstanding during each period. Shares associated with stock options and the Series A, B, C and D Redeemable Convertible Preferred Stock are not included because they are antidilutive. Effective upon the closing of the Company's initial public stock offering in May 1999, the shares of Series A, B and C Redeemable Convertible Preferred Stock automatically converted into common stock and are included in the calculation of the weighted average number of shares as of that date. During the quarter ended September 30, 2000, 3,100 shares of Series D Redeemable Convertible Preferred Stock have been converted into 6,994,785 shares of common stock and are included in the calculation of the weighted average number of shares as of their respective dates of conversion.

    The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share amounts):

                                        QUARTER ENDED        SIX MONTHS ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                     -------------------   --------------------
                                       2000       1999       2000        1999
                                     --------   --------   ---------   --------
Numerator:
  Net loss.........................  $(53,412)  $(44,944)  $(110,369)  $(65,727)
  Accretion of discount and
    dividends on preferred stock...    (6,589)        --      (9,095)        --
                                     --------   --------   ---------   --------
Net loss applicable to common
  shareholders.....................  $(60,001)  $(44,944)  $(119,464)  $(65,727)
                                     ========   ========   =========   ========
Denominator:
  Weighted average shares..........   125,249    119,374     123,401     92,960
                                     --------   --------   ---------   --------
  Denominator for basic and diluted
    net loss per common share
    calculation....................   125,249    119,374     123,401     92,960
                                     ========   ========   =========   ========
Basic and diluted net loss per
  common share.....................  $  (0.48)  $  (0.38)  $   (0.97)  $  (0.71)
                                     ========   ========   =========   ========

                                   eTOYS INC.

                                  (UNAUDITED)

1. ACCOUNTING POLICIES (CONTINUED)
RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"). Specifically, Issue 00-10 addresses in a sale transaction for goods, how the seller should classify amounts billed and incurred for shipping and handling in the income statement, and the composition or types of costs that would be required to be classified as costs of sales. The EITF concluded that all shipping and handling billings to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, amounts billed related to shipping and handling should be classified as revenue. The consensus does not address how costs incurred by the seller for shipping and handling should be classified. The adoption of this consensus will not impact the Company's financial position or results of operations as the Company already records all charges for outbound shipping and handling as revenue. All outbound shipping costs are classified as costs of sales. All other fulfillment costs incurred for handling by the Company are classified within marketing and sales expenses.

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

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On June 12, 2000, the Company issued 10,000 shares of non-voting Series D Redeemable Convertible Preferred Stock ("Series D"), $10,000 stated value per share, and warrants to purchase 5,018,296 shares of the Company's common stock with a current warrant exercise price of $7.17375 per share in a private placement to select institutional investors. The total proceeds of the offering were $100.0 million. The Series D shares carry a dividend rate of 7% per annum, payable semi-annually during the first year and quarterly thereafter or upon conversion or redemption. At the Company's
                                   eTOYS INC.

                                  (UNAUDITED)

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED) option, dividends may be paid in cash or shares of common stock, subject to certain conditions described within the documents relating to the issuance of Series D and related warrants.

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

    Under the terms of the agreement pursuant to which the Company sold the Series D shares, the Company is obligated to deliver to each holder of the Series D shares a conversion election notice and/ or redemption notice on each of the following mandatory election dates: August 31, 2000, September 29, 2000, October 31, 2000, November 30, 2000 and December 29, 2000. The number of shares of Series D designated for conversion and/or redemption in such notices, when combined with the number of Series D shares converted and/or redeemed prior to such dates, must generally be equal to 10%, 20%, 30%, 40% and 50% of the number of Series D shares initially issued, respectively. Accordingly, between the date on which Series D was issued and the date upon which the conversion and/or redemption set forth in the December 29, 2000 notice is consummated, at least an aggregate of one-half of the shares of Series D initially issued are required to be converted and/or redeemed.

    The net cash proceeds of the offering, after expenses, were approximately $97.8 million. The proceeds were further discounted by $15.9 million, representing the valuation of the 5,018,296 warrants issued in connection with the sale of the Series D shares, and $10.0 million allocated to the beneficial
                                   eTOYS INC.

                                  (UNAUDITED)

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED) conversion feature associated with the Series D shares. The beneficial conversion feature represents the difference between the fair market value of the Company's common stock on the date of conversion and the discounted conversion price as described above that is available to the securityholders upon conversion. The discount amounts representing the warrants valuation and the issuance costs and expenses will be amortized, or accreted, over thirty-six months and the amount representing the beneficial conversion feature will be accreted over fifteen months in order to adjust the Series D shares to their appropriate redemption value at any given point in time for the period that the Series D shares are outstanding. The accretion amounts are charged against accumulated deficit and are included in net loss applicable to common shareholders in the calculation of net loss per common share. Additionally, the 7% dividend payable associated with the Series D shares are also charged against accumulated deficit and are included in net loss applicable to common shareholders in the calculation of net loss per common share. The accretion of discount and dividends on the Series D shares was $6.6 million for the quarter ended September 30, 2000 and $9.1 million for the six months ended
September 30, 2000.

    As of September 30, 2000, 3,100 shares of our Series D convertible preferred stock, with an aggregate stated value of $31.0 million, had been converted into 6,994,785 shares of our common stock, representing an average conversion rate of $4.43 per share of common stock.

    For the period from October 1, 2000 to November 3, 2000, 1,000 shares of Series D stock were converted into 2,828,342 shares of the Company's common stock.

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

                                  (UNAUDITED)

6. DEFERRED COMPENSATION

    The following table shows the amounts of deferred compensation amortization that would have been recorded under the following income statement categories had deferred compensation amortization not been separately stated in the consolidated statements of operations (in thousands):

                                                 QUARTER ENDED       SIX MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
Marketing and sales.........................   $  803     $  856     $1,607     $1,834
Web site and technology.....................    1,018      1,086      2,037      2,325
General and administrative..................    1,287      1,372      2,573      2,937
                                               ------     ------     ------     ------
                                               $3,108     $3,314     $6,217     $7,096
                                               ======     ======     ======     ======

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

    In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"). Specifically, Issue 00-10 addresses in a sale transaction for goods, how the seller should classify amounts billed and incurred for shipping and handling in the income statement, and the composition or types of costs that would be required to be classified as costs of sales. The EITF concluded that all shipping and handling billings to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, amounts billed related to shipping and handling should be classified as revenue. However, the EITF overturned its previous tentative conclusion that all costs incurred by the seller for shipping and handling should be classified as cost of sales. In addition, the EITF decided not to address the types of costs that would be required to be classified as costs of sales. The adoption of this consensus will not impact our financial position or results of operations as we already record all charges for outbound shipping and handling as revenue. All outbound shipping costs are classified as costs of sales. We currently record all other fulfillment costs incurred for handling within marketing and sales expenses. However, there may exist the possibility that accounting standard setters may in the future address the classification of costs related to shipping and handling incurred by a seller and require such costs to be included within cost of sales.

RESULTS OF OPERATIONS

NET SALES

                                    QUARTER ENDED                    SIX MONTHS ENDED
                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                 --------------------              --------------------
                                   2000        1999     % CHANGE     2000        1999     % CHANGE
                                 ---------   --------   --------   ---------   --------   --------
                                    (IN THOUSANDS)                    (IN THOUSANDS)
    Net sales..................  $  25,976   $ 13,306      95%     $  50,838   $ 21,281     139%

    Net sales consist of product sales to customers and charges to customers for outbound shipping and handling and gift wrapping and are net of product returns, promotional discounts and coupons. The growth in net sales for the quarter ended and six months ended September 30, 2000 as compared to the same periods in the prior year reflects a significant increase in units sold due to the growth of our customer base, repeat purchases from our existing customers and growth in our baby and toy categories, partially offset by a downturn in video game sales. Cumulative customer accounts increased to 2.4 million during the quarter ended September 30, 2000 as compared to 611,000 cumulative customer accounts at September 30, 1999. International sales, which consists of export sales to customers outside the US from our US Web site as well as sales by our Web site in the United Kingdom, eToys.co.uk, to customers within the United Kingdom and Europe, were not material during the quarter ended and six months ended September 30, 2000.

GROSS PROFIT

                                        QUARTER ENDED                  SIX MONTHS ENDED
                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                     -------------------              -------------------
                                       2000       1999     % CHANGE     2000       1999     % CHANGE
                                     --------   --------   --------   --------   --------   --------
                                       (IN THOUSANDS)                   (IN THOUSANDS)
    Gross profit...................  $  5,842   $ 2,554      129%     $ 11,289   $ 4,072      177%

    Gross profit is net sales less cost of sales, which consists of the costs of products sold to customers, outbound and inbound shipping and handling costs, and gift wrapping costs. Gross profit increased in absolute dollars for the quarter ended and six months ended September 30, 2000 as compared to the same periods in the prior year, reflecting our increased sales volume. Our gross profit increased as a percentage of net sales by approximately 3.3% and 3.1% for the quarter ended and six months ended September 30, 2000, respectively, as compared to the same periods in the prior year. This increase in gross profit as a percentage of net sales is primarily attributable to a continuing shift towards higher margin specialty products, including products and advertising sold by our BabyCenter unit, partially offset by the impact of shipping margins.

    Shipping margins were adversely impacted for the quarter ended and six months ended September 30, 2000 as compared to the same periods in the prior year primarily due to inefficiencies in the start-up of our bi-coastal distribution centers and an increase in the shipments of larger merchandise which have higher shipping costs. This adverse impact was partially offset in the quarter ended September 30, 2000 due to the initial operation of our new East Coast distribution center locations in Danville, Virginia and Greensboro, North Carolina. These new locations began shipping operations in June 2000 and have allowed us to reduce the costs incurred from shipping since they are located closer to the majority of our customers. Prior to June 2000, overall shipping margins were adversely impacted by the location of our distribution centers principally in the western United States. This resulted in increased shipping costs as we shipped cross-country to the majority of our customer base located in the eastern United States. We expect our new distribution center locations to achieve operating efficiencies in our fiscal third quarter which will allow us to reduce the costs incurred from shipping.

    The loss from shipping, which represents shipping revenues less outbound shipping and handling costs included in cost of sales, was $1.5 million and $0.3 million in the quarters ended September 30, 2000 and 1999, respectively, and $1.9 million and $0.3 million for the six months ended September 30, 2000 and 1999, respectively.

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

MARKETING AND SALES

                                        QUARTER ENDED                  SIX MONTHS ENDED
                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                     -------------------              -------------------
                                       2000       1999     % CHANGE     2000       1999     % CHANGE
                                     --------   --------   --------   --------   --------   --------
                                       (IN THOUSANDS)                   (IN THOUSANDS)
    Marketing and sales............  $ 25,604   $20,012       28%     $ 55,207   $31,585       75%

    Marketing and sales expenses consist of advertising expense, fulfillment, customer service and credit card fees, and other marketing and sales expense, including personnel and general overhead. Marketing and sales expenses increased in absolute dollars for the quarter ended and six months ended September 30, 2000 as compared to the same periods in the prior year. This increase is primarily attributable to increases in our advertising and promotional expenditures in anticipation of the upcoming holiday season, increased payroll and related costs for receiving inventory and fulfilling the higher level of customer demand, and additional costs incurred in the expansion of our distribution facilities. Marketing and sales expenses decreased as a percentage of net sales during the quarter ended and six months ended September 30, 2000 as compared to the same periods in the prior year due to the significant increase in net sales during such periods.

    Advertising expense was $5.8 million, or 22% of net sales, for the quarter ended September 30, 2000 and $21.5 million, or 42% of net sales, for the six months ended September 30, 2000. Although we intend to continue to devote a substantial amount of our capital resources to the pursuit of an aggressive branding and marketing campaign, we expect advertising expense to decrease significantly as a percentage of net sales in future periods.

    Fulfillment, customer service and credit card fees were $15.8 million, or 61% of net sales, for the quarter ended September 30, 2000 and $25.7 million, or 51% of net sales, for the six months ended September 30, 2000. Although we expect the expansion and refinement of our distribution facilities to accommodate increases in sales volume, coupled with costs incurred to meet customer expectations, to result in continued increases in these expenses in absolute dollars, we believe these expenses will decline significantly as a percentage of net sales and will not materially exceed our gross profits during this fiscal year. During the fiscal year ending March 31, 2002, we expect our gross profits to exceed these expenses. We plan to reduce fulfillment, customer service and credit card fees as a percentage of net sales through increased productivity arising from greater automation and operating experience in fulfilling customer orders, as well as through higher utilization of our distribution centers as revenues increase and seasonality decreases.

    On March 31, 2000, we ceased receiving fulfillment services from our third-party vendor, Fingerhut Business Services, and since that time we have relied solely on our own distribution centers located in California, North Carolina and Virginia for domestic fulfillment operations and in Belgium for international fulfillment operations. The transition of inventory from Fingerhut facilities was completed during July 2000. Total costs incurred associated with this transition were not material. We expect to incur expenses associated with the continued development and enhancement of our own distribution operations and from our efforts to meet customer expectations with respect to timely and accurate order fulfillment.

WEB SITE AND TECHNOLOGY

                                        QUARTER ENDED                  SIX MONTHS ENDED
                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                     -------------------              -------------------
                                       2000       1999     % CHANGE     2000       1999     % CHANGE
                                     --------   --------   --------   --------   --------   --------
                                       (IN THOUSANDS)                   (IN THOUSANDS)
    Web site and technology........  $ 14,017   $12,188       15%     $ 26,543   $17,023       56%

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

    Web site and technology expenses increased in absolute dollars for the quarter ended and six months ended September 30, 2000 as compared to the same periods in the prior year. This increase is primarily attributable to increased expenses associated with our significant investment in both front-end and back-end infrastructure and maintenance of our existing systems and telecommunications hardware. This included increased staffing of systems and telecommunication personnel, increased investment in systems and telecommunications hardware as well as increased costs incurred for projects intended to enhance the features, content and functionality of our Web site and transaction-processing systems. Such project costs arise from either costs incurred in the preliminary development stage, which are expensed as incurred, or from amortization of such project costs that had been capitalized within the quarter or a previous period and have been placed into service. Web site and technology expenses decreased as a percentage of net sales during the quarter ended and six months ended September 30, 2000 as compared to the same periods in the prior year due to the significant increase in net sales during such periods. We believe that continued investment in Web site and technology is critical to attaining our strategic objectives. In addition to ongoing investments in our online stores and infrastructure, we intend to increase investments in product, service and international expansion. As a result, Web site and technology expenses may increase significantly in absolute dollars, but decrease as a percentage of net sales.

GENERAL AND ADMINISTRATIVE

                                        QUARTER ENDED                  SIX MONTHS ENDED
                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                     -------------------              -------------------
                                       2000       1999     % CHANGE     2000       1999     % CHANGE
                                     --------   --------   --------   --------   --------   --------
                                       (IN THOUSANDS)                   (IN THOUSANDS)
    General and administrative.....  $  6,594   $ 4,298       53%     $ 14,094   $ 7,254       94%

    General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expenses increased in absolute dollars for the quarter ended and six months ended September 30, 2000 as compared to the same period in the prior year. This increase was primarily due to increased headcount and associated costs, professional fees, facilities and other related costs. General and administrative expenses decreased as a percentage of net sales during the quarter ended and six months ended September 30, 2000 as compared to the same period in the prior year due to the significant increase in net sales during such period. We expect general and administrative expenses to increase in absolute dollars, but decrease as a percentage of net sales, as we expand our staff and incur additional costs related to the growth of our business.

GOODWILL AND INTANGIBLE ASSETS AMORTIZATION

                                        QUARTER ENDED                  SIX MONTHS ENDED
                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                     -------------------              -------------------
                                       2000       1999     % CHANGE     2000       1999     % CHANGE
                                     --------   --------   --------   --------   --------   --------
                                       (IN THOUSANDS)                   (IN THOUSANDS)
    Goodwill amortization..........  $  8,545   $ 9,546      (10)%    $ 17,035   $ 9,626       77%

    Goodwill represents the excess of the purchase price over the fair value of the net tangible assets acquired in a business combination. As a result of the acquisition of BabyCenter on July 1, 1999, we recorded goodwill of approximately $189.0 million, which is being amortized over five years. Additionally, in June 2000 we completed the acquisition of certain assets of eParties Inc. which resulted in recording approximately $1.6 million of goodwill. The $1.6 million of goodwill arising from the eParties acquisition is also being amortized over five years. Accordingly, goodwill amortization for the quarter ended and six months ended September 30, 2000 reflects amortization of goodwill from the BabyCenter and eParties purchases, in addition to amortization of goodwill recorded from a previous acquisition. In January 2000, we completed the sale of substantially all of the assets and related liabilities of BabyCenter's Consumer Health Interactive division for approximately $20 million in a combination of cash and registrable securities. As a result of the sale, goodwill amortization will decrease in amounts proportionate to the sale proceeds in future periods due to the reduction of goodwill related to CHI. To the extent that we do not generate additional sufficient cash flow to recover the amount of the investment in acquired assets recorded, the investment may be considered impaired or be subject to earlier write-off. In such event, our net loss in any given period could be greater than anticipated.

DEFERRED COMPENSATION AMORTIZATION

                                             QUARTER ENDED                  SIX MONTHS ENDED
                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                          -------------------              -------------------
                                            2000       1999     % CHANGE     2000       1999     % CHANGE
                                          --------   --------   --------   --------   --------   --------
                                            (IN THOUSANDS)                   (IN THOUSANDS)
    Deferred compensation
      amortization......................  $  3,108   $ 3,314       (6)%    $  6,217   $ 7,096      (12)%

    In the fiscal years ended March 31, 2000 and 1999, we recorded total deferred stock compensation of $58.5 million in connection with stock options granted during these periods. This amount represents the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants. Such amount has been reduced as a result of amortization of deferred stock compensation initially recorded as well as subsequent cancellations of stock options that originally generated the deferred stock compensation charge. Deferred stock compensation is amortized to expense over the vesting periods of the applicable options. Deferred compensation amortization decreased for the quarter ended and six months ended September 30, 2000 as compared to the same period in the prior year. This decrease was primarily due to subsequent cancellations of stock options that originally generated the deferred stock compensation charge. We expect to record $5.9 million of amortization over the remaining six months ended March 31, 2001.

    Amortization of deferred compensation for each of the next three fiscal years is expected to be as follows:

                                                               AMOUNTS
                                                                 IN
YEAR ENDED                                                    THOUSANDS
----------                                                    ---------
March 31, 2002..............................................   $11,653
March 31, 2003..............................................     8,155
March 31, 2004..............................................       254

INTEREST INCOME AND EXPENSE

                                        QUARTER ENDED                  SIX MONTHS ENDED
                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                     -------------------              -------------------
                                       2000       1999     % CHANGE     2000       1999     % CHANGE
                                     --------   --------   --------   --------   --------   --------
                                       (IN THOUSANDS)                   (IN THOUSANDS)
    Interest income................  $  1,928   $ 2,022        (5)%   $  3,737   $ 2,966        26%
    Interest expense...............  $ (3,314)  $  (162)    1,946%    $ (6,299)  $  (180)    3,399%

    Interest income consists of earnings on our cash and cash equivalents. Interest income decreased for the quarter ended September 30, 2000 as compared to the same period in the prior year. This decrease was due to lower cash balances as compared to the same period in the prior year. Interest income increased for the six months ended September 30, 2000 as compared to the same period in the prior year. This increase was due to higher cash balances resulting from the proceeds of the issuance of $150 million of Convertible Notes and Proceeds from the sale of the Series D Redeemable Convertible Preferred Stock in June 2000. Interest expense consists primarily of interest from the issuance of the Convertible Notes, the amortization of debt financing costs related to the Convertible Notes as well as interest on asset acquisitions financed through notes payable and capital leases. Interest expense increased for the quarter ended and six months ended September 30, 2000 as compared to the same period in the prior year due to interest on the Convertible Notes and additional asset acquisitions financed through notes payable and capital lease obligations.

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

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000, the Company's principal source of liquidity consisted of $111.4 million of cash and cash equivalents compared to $139.6 million of cash and cash equivalents at March 31, 2000.

    Net cash used in operating activities for the six months ended September 30, 2000 was $72.3 million. Net operating cash flows were primarily attributable to net losses, reduced by noncash charges of depreciation and amortization, as well as increases in inventories and prepaid expenses and other current assets, which were offset by increases in accounts payable and accrued expenses. Net cash used in operating activities for the six months ended September 30, 1999 was $46.0 million. Net operating cash flows were primarily attributable to net losses, reduced by noncash charges of depreciation and amortization, as well as increases in inventories and prepaid expenses and other current assets, which were offset by increases in accounts payable and accrued expenses.

    Net cash used in investing activities for the six months ended September 30, 2000 was $62.8 million and consisted of purchases of fixed assets and other assets, partially offset by proceeds from the sale of fixed assets in sales-leaseback transactions. Net cash used in investing activities for the six months ended September 30, 1999 was $8.8 million and primarily consisted of purchases of fixed assets and other assets.

    Net cash provided by financing activities for the six months ended September 30, 2000 was $108.0 million and resulted from a combination of the net proceeds from the issuance of Series D Redeemable Convertible Preferred Stock and the issuance of common stock and exercise of stock options, partially offset by payments on notes payable and capital leases. Net cash provided by financing activities for the six months ended September 30, 1999 was $175.2 million and resulted from net proceeds from the issuance of common stock in our initial public offering, offset by payments on notes payable and capital leases.

    As of September 30, 2000, our principal commitments consisted of the $150 million of Convertible Notes outstanding, operating lease obligations, notes payable and capital lease obligations incurred to finance fixed asset acquisitions and future advertising commitments.

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

    In December 1999, we entered into an eleven year lease agreement to relocate our corporate offices. The lease began in October 2000. In connection with the lease commitment, we delivered two letters of credit to the lessor totaling $15.0 million, both of which we have cash collateralized. The letters of credit will be held as security during the initial lease term.

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

\

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

    As of September 30, 2000, 3,100 shares of our Series D convertible preferred stock, with an aggregate stated value of $31.0 million, had been converted into 6,994,785 shares of our common stock, representing an average conversion rate of $4.43 per share of common stock.

WE MAY ISSUE ADDITIONAL SHARES, RESULTING IN DILUTION FOR EXISTING STOCKHOLDERS.

    Some events could result in the issuance of additional shares of our common stock, which would result in dilution for existing stockholders. We may issue additional shares of common stock or preferred stock:

    - to raise additional capital or finance acquisitions,

    - upon the exercise or conversion of outstanding options, warrants and shares of convertible preferred stock, and/or

    - in lieu of cash payment of dividends.

    As of September 30, 2000, other than the warrants issued to the holders of series D preferred shares, there were outstanding warrants to acquire an aggregate of 4,000 shares of common stock, and there were outstanding options to acquire an aggregate of 28,701,671 shares of common stock. If converted or exercised, these securities would dilute the percentage ownership of common stock by existing stockholders. These securities, unlike the common stock, provide for anti-dilution protection upon the occurrence of stock splits, redemptions, mergers, reclassifications, reorganizations and other similar corporate transactions, and, in some cases, major corporate announcements. If one or more of these events occurs, the number of shares of common stock that may be acquired upon conversion or exercise would increase. In addition, as disclosed in the preceding risk factor, the number of shares that may be issued upon conversion of or payment of dividends in lieu of cash on the series D preferred shares could increase substantially if the market price of our common stock decreases during the period the series D preferred shares are outstanding.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO FALL.

    If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and upon conversion of and issuance of common stock dividends on the series D preferred shares and exercise of the related warrants, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of September 30, 2000, we had outstanding 129,192,187 shares of common stock and options to acquire an aggregate of 28,701,671 shares of common stock, of which 6,454,599 options were vested and exercisable. As of September 30, 2000, of the shares that are currently outstanding, 67,492,230 are freely tradeable in the public market and 61,699,957 are tradeable in the public market subject to the restrictions, if any, applicable under Rule 144 and Rule 145 of the Securities Act of 1933, as amended. All shares acquired upon exercise of options will be freely tradeable in the public market.

    In general, under Rule 144 as currently in effect, a person who has beneficially owned restricted securities for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of (a) one percent of the number of shares of common stock then outstanding (which for eToys was 1,291,922 shares as of September 30, 2000) or
(b) the average weekly trading volume of the common stock during the four calendar weeks preceding the sale. Sales under Rule 144 are also subject to requirements with respect to manner of sale, notice, and the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been our affiliate at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Sales by stockholders of a substantial amount of our common stock could adversely affect the market price of our common stock.

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

    - our failure to deliver shares of our common stock upon conversion of the series D preferred shares or upon exercise of the related warrants after a proper request,

    - the nonpayment of the redemption price at maturity of the series D preferred shares, or

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

    As of September 30, 2000, we had outstanding $39.2 million of senior debt and $89.5 million of subsidiary liabilities (of which $27.3 million also qualifies as senior debt) to which the notes are subordinated. Both we and our subsidiaries expect that from time to time we will incur additional debt to which the notes will be subordinated.

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

    - development of relationships with strategic business partners; and

    - international operations.

    As of September 30, 2000, we had an accumulated deficit of $339.9 million. We incurred net losses of $53.4 million for the quarter ended September 30, 2000.

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

    We currently conduct our distribution operations through six facilities operated by us, consisting of an approximately 763,000 square foot facility in Ontario, California; an approximately 105,000 square foot facility in Commerce, California; two adjacent facilities totaling approximately 1.2 million square feet in Pittsylvania County, Virginia; an approximately 272,000 square foot facility in Greensboro, North Carolina; and an approximately 108,000 square foot facility in Belgium. We have in the past and continue to devote substantial resources to the expansion of our distribution operations among these facilities. This expansion may cause disruptions in our business as well as unexpected costs. We are not experienced with coordinating and managing distribution operations in geographically distant locations. This may result in increased costs as we seek to meet customers' expectations, balance merchandise inventories among our distribution facilities and take other steps that may be necessary to meet the demands placed on our distribution operations, particularly during the fourth calendar quarter of the year. Despite the fact that we devote substantial resources to the expansion and refinement of our distribution operations, there can be no assurance that our existing or future distribution operations will be sufficient to accommodate increases in demand and customer orders.

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

    - the mix of children's products, including toys, video games, books, software, videos, music, hobby products, party goods and baby-oriented products sold by us;

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

    - our inability to obtain popular children's products, including toys, video games, books, software, videos, music, hobby products, party goods and baby-oriented products from our vendors;

    - fluctuations in the amount of consumer spending on children's products, including toys, video games, books, software, videos, music, hobby products, party goods and baby-oriented products;

    - the termination of existing or failure to develop new marketing relationships with key business partners;

    - the extent to which we are not able to participate in cooperative advertising campaigns with major brand names as we have done in the past;

    - increases in the cost of online or offline advertising;

    - the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

    - unexpected increases in shipping costs or delivery times, particularly during the holiday season;

    - technical difficulties, system downtime or Internet brownouts;

    - government regulations related to use of the Internet for commerce or for sales and distribution of children's products, including toys, video games, books, software, videos, music, hobby products, party goods and baby-oriented products; and

    - economic conditions specific to the Internet, online commerce and the children's and baby products industries.

    A number of factors will cause our gross margins to fluctuate in future periods, including the mix of children's products, including toys, video games, books, software, videos, music, hobby products, party goods and baby-oriented products sold by us, inventory management, inbound and outbound shipping and handling costs, the level of product returns and the level of discount pricing and promotional coupon usage. Any change in one or more of these factors could reduce our gross margins in future periods.

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

    We carry a significant level of inventory. As a result, the rapidly changing trends in consumer tastes in the market for children's products, including toys, video games, books, software, videos, music, hobby products, party goods and baby-oriented products, subject us to significant inventory risks. It is critical to our success that we accurately predict these trends and do not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt. We are particularly exposed to this risk because we derive a majority of our net sales in the fourth calendar quarter of each year. Our failure to sufficiently stock popular toys and other products in advance of such fourth calendar quarter would harm our operating results for the entire fiscal year.

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

    Our rapid growth in personnel and operations has placed, and will continue to place, a significant strain on our management, information systems and resources. In addition, with the acquisition of BabyCenter, we added over 160 new employees, including managerial, technical and operations personnel, and have been required to assimilate substantially all of BabyCenter's operations into our operations. Further, during 1999 and 2000, we continued to expand our distribution operations, which now include six facilities operated by us, consisting of an approximately 763,000 square foot facility in Ontario, California; an approximately 105,000 square foot facility in Commerce, California; two adjacent facilities totaling approximately 1.2 million square feet in Pittsylvania County, Virginia; an approximately 272,000 square foot facility in Greensboro, North Carolina; and an approximately 108,000 square foot facility in Belgium. This expansion may cause disruptions in our business as well as unexpected costs. We are not experienced with coordinating and managing distribution operations in geographically distant locations.

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

RISK OF INTERNATIONAL EXPANSION

    In October 1999, we launched eToys.co.uk, which serves customers in the United Kingdom, and in November 1999, we began serving all provinces of Canada through our eToys.com store. We also offer content and community to parents and expectant parents through BabyCentre.co.uk. Our European operations are conducted through a Netherlands subsidiary. We will only continue to expand our presence in foreign markets in a manner consistent with the availability and extent of financing opportunities for such operations. There can be no assurance that such financing opportunities will be available on terms acceptable to us or at all.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

    The online commerce market is new, rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net sales and results of operations. We expect competition to intensify in the future. In addition, the children's products industries, including toy, video game, books, software, video, music, hobby products, party goods and baby-oriented products, are intensely competitive.

    We currently or potentially compete with a variety of other companies, including:

    - other online companies that include toys and children's and baby products as part of their product offerings, such as Amazon.com (which has partnered with Toysrus.com), Barnesandnoble.com, CDnow, Beyond.com, iBaby, BabyCatalog.com, iVillage and Women.com;

    - traditional store-based toy and children's and baby products retailers such as Toys R Us, FAO Schwarz, Zany Brainy, Noodle Kidoodle, babyGap, GapKids, Gymboree, KB Toys, The Right Start and Babies R Us;

    - major discount retailers such as Wal-Mart, Kmart and Target;

    - online efforts of these traditional retailers, including the online stores operated by Toys R Us (at Amazon.com), Wal-Mart, FAO Schwarz, babyGap, GapKids, KB Toys (i.e., KB Kids) and Gymboree;

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

    Many traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these competitors can devote substantially more resources to Web site development than we can. In addition, larger, well-established and well-financed entities may join with online competitors or suppliers of children's products, including toys, video games, books, software, video, music, hobby products, party goods and baby-oriented products as the use of the Internet and other online services increases.

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

    We are vulnerable to natural disasters and other unanticipated problems that are beyond our control. Our office facilities in California and London, England, house substantially all of our product development and information systems. Our third-party Web site hosting facilities located in Sunnyvale, California and Herndon, Virginia, house substantially all of our computer and communications hardware systems. Our distribution facilities located in California, North Carolina, Virginia and Belgium house substantially all of our product inventory. A natural disaster, such as an earthquake, or harsh weather or other comparable problems that are beyond our control could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders. Any such interruptions or delays at these facilities would reduce our net sales. In addition, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In addition, the failure by the third-party facilities to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could result in interruptions in our service. The occurrence of any or all of these events could damage our reputation and brand and impair our business.

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

    During 2000, we united our baby businesses, which previously consisted of BabyCenter and the Baby Store at eToys, under the BabyCenter brand. As part of this initiative, we directed all eToys customers seeking baby-related content and commerce to the BabyCenter.com site. In addition, we have moved all BabyCenter commerce functions, such as distribution and customer service, from San Francisco to Southern California.

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

    Our amended and restated certificate of incorporation and amended and restated bylaws do not provide for the right of stockholders to act by written consent without a meeting or for cumulative voting in the election of directors. In addition, our amended and restated certificate of incorporation permits the board of directors to issue preferred stock with voting or other rights without any stockholder action. Also in accordance with our amended and restated certificate of incorporation, our board of directors has been divided into three classes, with staggered three-year terms. As a result, only one class of directors will be elected at each annual meeting of stockholders. These provisions of our amended and restated certificate of incorporation, which require the vote of stockholders holding at least a majority of the outstanding common stock to amend, may have the effect of deterring hostile takeovers or delaying changes in our management.

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

WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS IF GOVERNMENT REGULATION INCREASES.

    The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States Congress has enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material, and the Federal Trade Commission's Children's Online Privacy Protection Act became effective April 21, 2000. The European Union has enacted its own privacy regulations. In addition, we are subject to existing federal, state and local regulations pertaining to consumer protection, such as the Federal Trade Commission's Mail and Telephone Order Rule. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. Any failure by us to comply with the rules and regulations applicable to our business could result in action being taken against us that could have a material adverse effect on our business and results of operations.

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

WE MAY BE SUBJECT TO LIABILITY FOR THE INTERNET CONTENT THAT WE PUBLISH.

    As a publisher of online content, we face potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that we publish or distribute. In particular, our BabyCenter Web site offers a variety of content for new and expectant parents, including content relating to pregnancy, fertility and infertility, nutrition, child rearing and related subjects, and our ParentCenter Web site offers a variety of content for children aged 3 to 12, including content related to child rearing and related subjects. If we face liability, then our reputation and our business may suffer. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services. Although we carry general liability insurance to cover claims of these types, there can be no assurance that such insurance will be adequate to indemnify us for all liability that may be imposed on us.

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

                      RISKS RELATED TO SECURITIES MARKETS

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

    We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience additional dilution. We require substantial working capital to fund our business. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. Significant volatility in the stock markets, particularly with respect to Internet stocks, has increased the difficulty of raising additional capital. Although we believe that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet our anticipated cash needs through June 30, 2001, there can be no assurance to that effect.

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

    - transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

    - potential litigation.

    From May 20, 1999 (the first day of public trading of our common stock), through November 13, 2000, the high and low sales prices for our common stock fluctuated between $86.00 and $2.13. On November 13, 2000, the closing price of our common stock was $2.19. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would cause the prices of our securities to fall.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risk related to changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments.

    FOREIGN CURRENCY RISK. We currently have wholly-owned subsidiaries with operations in the United Kingdom and Europe. All sales and expenses incurred by the foreign subsidiaries are denominated in the British pound and Euro, which are considered the functional currencies of the respective subsidiaries. As such, we are exposed to foreign currency risk which arises in part from funding denominated in British pounds and Euros provided to the foreign subsidiaries and from the translation of the foreign subsidiaries' financial results into U.S. dollars during consolidation. As exchange rates vary, our results from operations and profitability may be adversely impacted. As of September 30, 2000, the effect of the foreign currency exchange rate fluctuations has not been significant.

    INTEREST RATE RISK. We maintain a portfolio of highly liquid cash equivalents maturing in three months or less as of the date of purchase. Given the short-term nature of these investments, we believe we are not subject to significant interest rate risk with respect to these investments. Additionally, we are subject to interest rate risk related to the $150 million of convertible notes, combined with our notes payable and capital lease obligations. Our notes payable and capital lease obligations bear interest at fixed rates, and their carrying amount approximates fair value based on borrowing rates currently available to us. As such, we believe that market risk arising from our notes payable and capital lease obligations is not significant. The convertible notes, issued in December 1999, are unsecured and are subordinated to our existing and future senior debt as defined in the indenture pursuant to which the convertible notes were issued. The principal amount of the convertible notes will be due on December 1, 2004 and will bear interest at an annual rate of 6.25%, payable twice a year, on June 1 and December 1, beginning June 1, 2000, until the principal amount of the convertible notes is fully repaid. The convertible notes may be converted into our common stock at the option of the holder at any time prior to December 1, 2004, unless the convertible notes have been previously redeemed or repurchased by us. The conversion rate, subject to adjustment in certain circumstances, is 13.5323 shares of our common stock for each $1,000 principal amount of convertible notes, which is equivalent to a conversion price of approximately $73.90 per share. As of September 30, 2000, the carrying value of the convertible notes was $150 million. As of September 30, 2000, the fair value of the convertible notes was $66.2 million based upon the closing market price as of that date. The difference between the carrying value and the fair value of the convertible notes as of September 30, 2000 is primarily due to declines in the price of our common stock and the favorable interest rate of the convertible notes as compared to current interest rates.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Note 4, Commitments and Contingencies, in Part I, Item 1, Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders, held on September 12, 2000, the Company's stockholders approved the following:

    PROPOSAL 1: Election of five directors to serve until their respective successors are elected and qualified.

                                                             VOTES FOR    VOTES WITHHELD
                                                            -----------   --------------
Peter C.M. Hart...........................................  102,288,668       508,995
Tony A. Hung..............................................  102,347,340       450,323
Edward C. Lenk............................................  101,399,130     1,398,533
Michael Moritz............................................  102,268,557       529,106
Daniel J. Nova............................................  102,347,832       449,831

    PROPOSAL 2: Approval of the issuance of common shares upon conversion of the Company's Series D Convertible Preferred Shares, as dividends thereon and upon exercise of the related warrants, if the issuance thereof would have otherwise been limited by the rules of the Nasdaq Stock Market.


Votes For.................................................   74,001,620
Votes Against.............................................      862,187
Votes Abstaining..........................................      278,312
Broker Non-Votes..........................................   27,655,544

    PROPOSAL 3: Ratification of the appointment of Ernst & Young LLP as the Company's independent accounts for the year ending March 31, 2001.


Votes For.................................................  102,430,955
Votes Against.............................................      218,260
Votes Abstaining..........................................      148,448
Broker Non-Votes..........................................            0

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits


                           3.1     Amended and Restated Bylaws (as of September 12, 2000)

                          10.1     First Amendment to Deed of Lease dated as of September 26,
                                   2000 by and between East Bowles, L.L.C. and eToys
                                   Distribution, LLC

                          10.2     Contract of Purchase dated as of September 26, 2000 between
                                   East Bowles, L.L.C. and eToys Distribution, LLC

                          10.3     Purchase Contract dated as of September 26, 2000 by and
                                   between NG Land LLC and eToys Distribution, LLC

                          10.4     Deed of Lease dated as of September 26, 2000 by and between
                                   NG Land LLC and eToys Distribution, LLC

                          27.1     Financial Data Schedule

    (b) Reports on Form 8-K

       None.

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

                                                       By:             /s/ STEVEN J. SCHOCH
                                                            -----------------------------------------
                                                                         Steven J. Schoch
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER

Dated:  November 14, 2000

                                 EXHIBIT INDEX

EXHIBITS
--------
         3.1            Amended and Restated Bylaws (as of September 12, 2000)

        10.1            First Amendment to Deed of Lease dated as of September 26,
                        2000 by and between East Bowles, L.L.C. and eToys
                        Distribution, LLC

        10.2            Contract of Purchase dated as of September 26, 2000 between
                        East Bowles, L.L.C. and eToys Distribution, LLC

        10.3 Purchase Contract dated as of September 26, 2000 by and between NG Land LLC and eToys Distribution, LLC

        10.4            Deed of Lease dated as of September 26, 2000 by and between
                        NG Land LLC and eToys Distribution, LLC

        27.1            Financial Data Schedule