Form 10-Q
period 2000-12-31
ETOYS INC
filed 2001-02-14
CIK 1052245

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

   For the quarter ended DECEMBER 31, 2000           Commission file number 000-25709

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

       Registrant's telephone number, including area code: (310) 998-6000

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    217,598,608 shares of $0.0001 par value common stock outstanding as of February 12, 2001

                                  Page 1 of 38
                            Exhibit Index on Page 38

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   ETOYS INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 2000

                             PRELIMINARY STATEMENT

    Since December 15, 2000, we have stated that our cash, cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs only to approximately March 31, 2001, although there can be no assurance in this regard. In order to continue operations beyond that date, we would require an additional, substantial capital infusion. We do not believe that additional capital will be available to us.

    We have engaged Goldman, Sachs & Co. as our financial advisor to explore strategic alternatives for the company, which might include a merger, asset sale, or another comparable transaction or a financial restructuring. However, in the event we are unsuccessful in completing one of these strategic alternatives, we will be required to cease operations. In that case, our common stock will have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction as described above, our common stock will nonetheless have no value.

    Any person considering an investment in any of our securities is urged to consider both the risk that we will cease operations at or around March 31, 2001, and the risk that our securities will be worthless even assuming completion of a strategic transaction. All of the statements set forth in this report are qualified by reference to those facts. Please see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Additional Factors That May Affect Future Results" for a discussion of these and other risk factors relating to us and an investment in our securities.

                                   eTOYS INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 2000

                                     INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements.................      3
  Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................     14
  Item 3. Quantitative and Qualitative Disclosures About
        Market Risk.........................................     33

PART II--OTHER INFORMATION
  Item 1. Legal Proceedings.................................     35
  Item 2. Changes in Securities and Use of Proceeds.........     35
  Item 3. Defaults upon Senior Securities...................     35
  Item 4. Submission of Matters to a Vote of Security
        Holders.............................................     35
  Item 5. Other Information.................................     35
  Item 6. Exhibits and Reports on Form 8-K..................     36

Signatures..................................................     37
Exhibit Index...............................................     38

PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   eTOYS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        QUARTER ENDED             NINE MONTHS ENDED
                                                        DECEMBER 31,                DECEMBER 31,
                                                  -------------------------   -------------------------
                                                     2000          1999          2000          1999
                                                  -----------   -----------   -----------   -----------
                                                  (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net sales.......................................    $131,166     $ 106,751     $ 182,004     $ 128,032
Cost of sales...................................      99,317        86,467       138,866       103,676
                                                    --------     ---------     ---------     ---------
Gross profit....................................      31,849        20,284        43,138        24,356
Operating expenses:
  Marketing and sales...........................      72,174        66,017       127,381        97,602
  Web site and technology.......................      20,411        13,596        46,954        30,619
  General and administrative....................      10,694         4,002        24,788        11,256
  Goodwill amortization.........................       8,545         9,532        25,580        19,158
  Deferred compensation amortization............       2,760         3,495         8,977        10,591
                                                    --------     ---------     ---------     ---------
    Total operating expenses....................     114,584        96,642       233,680       169,226
                                                    --------     ---------     ---------     ---------
Operating loss..................................     (82,735)      (76,358)     (190,542)     (144,870)
Other income (expense):
  Interest income...............................         900         1,760         4,637         4,726
  Interest expense..............................      (3,981)         (889)      (10,280)       (1,069)
Provision for taxes.............................          (1)           --            (1)           (1)
                                                    --------     ---------     ---------     ---------
Net loss........................................     (85,817)      (75,487)     (196,186)     (141,214)
Accretion of discount and dividends on preferred
  stock.........................................      (3,418)           --       (12,514)           --
                                                    --------     ---------     ---------     ---------
Net loss applicable to common shareholders......    $(89,235)    $ (75,487)    $(208,700)    $(141,214)
                                                    ========     =========     =========     =========
Basic and diluted net loss per common share.....    $  (0.62)    $   (0.63)    $   (1.60)    $   (1.39)
                                                    ========     =========     =========     =========
Shares used in computation of basic and diluted
  net loss per common share.....................     144,002       119,716       130,297       101,944
                                                    ========     =========     =========     =========

                            See accompanying notes.

                                   eTOYS INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,    MARCH 31,
                                                                  2000          2000
                                                              -------------   ---------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  62,767     $ 139,627
  Inventories...............................................       67,671        60,309
  Prepaids and other current assets.........................       19,677        14,350
                                                                ---------     ---------
Total current assets........................................      150,115       214,286
Property and equipment......................................      158,556        60,717
  Accumulated depreciation and amortization.................      (22,004)       (6,229)
                                                                ---------     ---------
                                                                  136,552        54,488
Goodwill (net of accumulated amortization of $51,365 and
  $25,786 at December 31, 2000 and March 31, 2000,
  respectively).............................................      118,890       142,828
Other assets................................................       11,375        13,556
                                                                ---------     ---------
Total assets................................................    $ 416,932     $ 425,158
                                                                =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  74,367     $  32,422
  Accrued expenses..........................................       13,148        10,789
  Current portion of long-term notes payable and capital
    lease obligations.......................................       19,773         6,090
                                                                ---------     ---------
Total current liabilities...................................      107,288        49,301
Long-term notes payable and capital lease obligations.......       27,730        10,471
Long-term convertible subordinated notes....................      150,000       150,000
Series D Redeemable Convertible Preferred Stock: $.0001 par
  value, 10,000 shares authorized; 2,367 and none issued and outstanding at December 31, 2000 and March 31, 2000,
  respectively..............................................       18,324            --
Commitments and contingencies
Stockholders' equity:
  Common stock: $.0001 par value, 600,000,000 shares
    authorized; 178,397,368 and 121,214,105 issued and
    outstanding at December 31, 2000 and March 31, 2000,
    respectively............................................           18            12
  Additional paid-in capital................................      563,071       476,529
  Receivables from stockholders.............................         (549)       (1,817)
  Deferred compensation.....................................      (18,701)      (37,082)
  Accumulated other comprehensive loss......................       (1,096)       (1,803)
  Accumulated deficit.......................................     (429,153)     (220,453)
                                                                ---------     ---------
Total stockholders' equity..................................      113,590       215,386
                                                                ---------     ---------
Total liabilities and stockholders' equity..................    $ 416,932     $ 425,158
                                                                =========     =========

                            See accompanying notes.

                                   eTOYS INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                                      ACCUMULATED
                                   COMMON STOCK        ADDITIONAL   RECEIVABLES                          OTHER
                              ----------------------    PAID-IN         FROM          DEFERRED       COMPREHENSIVE    ACCUMULATED
                                SHARES       AMOUNT     CAPITAL     STOCKHOLDERS    COMPENSATION         LOSS           DEFICIT
                              -----------   --------   ----------   ------------   --------------   ---------------   ------------
Balance at March 31, 2000...  121,214,105     $12       $476,529      $(1,817)        $(37,082)         $(1,803)       $(220,453)
  Exercise of stock options
    and warrants............    1,151,632      --            779           --               --               --               --
  Issuance of common stock
    under Employee Stock
    Purchase Plan...........      361,067      --          1,672           --               --               --               --
  Common stock issued for
    acquisition of eParties
    Inc.....................      250,000      --          1,641           --               --               --               --
  Deferred compensation, net
    of cancellations........           --      --         (9,404)          --            9,404               --               --
  Amortization of deferred
    compensation............           --      --             --           --            8,977               --               --
  Repayment of receivables
    from stockholders.......           --      --             --        1,192               --               --               --
  Forfeiture of non-vested
    restricted stock........      (52,285)     --            (76)          76               --               --               --
  Beneficial conversion
    feature from issuance of
    Series D Redeemable
    Convertible Preferred
    Stock...................           --      --         10,000           --               --               --               --
  Issuance of warrants to
    purchase common stock in
    connection with the
    Series D Redeemable
    Convertible Preferred
    Stock offering..........           --      --         15,855           --               --               --               --
  Dividends on Series D
    Redeemable Convertible
    Preferred Stock.........      771,858      --          2,832           --               --               --           (2,832)
  Accretion of discount on
    Series D Redeemable
    Convertible Preferred
    Stock...................           --      --             --           --               --               --           (9,682)
  Conversion of Series D
    Redeemable Convertible
    Preferred Stock into
    common stock............   54,700,991       6         63,243           --               --               --               --
  Comprehensive loss:
    Net loss................           --      --             --           --               --               --         (196,186)
    Net unrealized gain on
      investments...........           --      --             --           --               --            1,641               --
    Foreign currency
      translation loss......           --      --             --           --               --             (934)              --
  Comprehensive loss........
                              -----------     ---       --------      -------         --------          -------        ---------
Balance at December 31,
  2000......................  178,397,368     $18       $563,071      $  (549)        $(18,701)         $(1,096)       $(429,153)
                              ===========     ===       ========      =======         ========          =======        =========


                                TOTAL
                              ---------
Balance at March 31, 2000...  $ 215,386
  Exercise of stock options
    and warrants............        779
  Issuance of common stock
    under Employee Stock
    Purchase Plan...........      1,672
  Common stock issued for
    acquisition of eParties
    Inc.....................      1,641
  Deferred compensation, net
    of cancellations........         --
  Amortization of deferred
    compensation............      8,977
  Repayment of receivables
    from stockholders.......      1,192
  Forfeiture of non-vested
    restricted stock........         --
  Beneficial conversion
    feature from issuance of
    Series D Redeemable
    Convertible Preferred
    Stock...................     10,000
  Issuance of warrants to
    purchase common stock in
    connection with the
    Series D Redeemable
    Convertible Preferred
    Stock offering..........     15,855
  Dividends on Series D
    Redeemable Convertible
    Preferred Stock.........         --
  Accretion of discount on
    Series D Redeemable
    Convertible Preferred
    Stock...................     (9,682)
  Conversion of Series D
    Redeemable Convertible
    Preferred Stock into
    common stock............     63,249
  Comprehensive loss:
    Net loss................   (196,186)
    Net unrealized gain on
      investments...........      1,641
    Foreign currency
      translation loss......       (934)
                              ---------
  Comprehensive loss........   (195,479)
                              ---------
Balance at December 31,
  2000......................  $ 113,590
                              =========

                            See accompanying notes.

                                   eTOYS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
OPERATING ACTIVITIES
Net loss....................................................   $(196,186)    $(141,214)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................      15,650         3,305
  Amortization of intangibles...............................      27,246        19,645
  Deferred compensation amortization related to stock
    options.................................................       8,977        10,591
  Other, net................................................         153           145
  Changes in operating assets and liabilities:
    Inventories.............................................      (7,362)      (55,327)
    Prepaids and other current assets.......................      (1,141)      (11,123)
    Accounts payable........................................      42,547        74,907
    Accrued expenses........................................       2,317         4,119
                                                               ---------     ---------
Net cash used in operations.................................    (107,799)      (94,952)

INVESTING ACTIVITIES
Capital expenditures for property and equipment.............     (97,579)      (28,274)
Proceeds from the sale of property and equipment............      16,357         2,564
Net cash received from acquisition of BabyCenter, net of
  acquisition costs.........................................          --         2,571
Other, net..................................................      (1,731)       (2,738)
                                                               ---------     ---------
Net cash used in investing activities.......................     (82,953)      (25,877)

FINANCING ACTIVITIES
Proceeds from the issuance of convertible subordinated
  notes.....................................................          --       150,000
Debt financing costs........................................          --        (4,810)
Net proceeds from issuance of Series D Redeemable
  Convertible Preferred Stock...............................      97,788            --
Proceeds from issuance of common stock and exercise of stock
  options...................................................       2,428       177,632
Proceeds from notes payable and revolving credit facility...     118,687            --
Payments on notes payable, capital leases and revolving
  credit facility...........................................    (105,269)       (2,229)
Proceeds from receivables from stockholders.................       1,192           138
                                                               ---------     ---------
Net cash provided by financing activities...................     114,826       320,731
Effect of foreign exchange rate changes on cash.............        (934)         (146)
                                                               ---------     ---------
Net increase (decrease) in cash and cash equivalents........     (76,860)      199,756
Cash and cash equivalents at beginning of period............     139,627        20,173
                                                               ---------     ---------
Cash and cash equivalents at end of period..................   $  62,767     $ 219,929
                                                               =========     =========
Supplemental disclosures:
  Income taxes paid.........................................   $       1     $       1
  Interest paid.............................................   $  11,448     $     359
  Notes payable and capital lease obligations incurred......   $  17,524     $  11,434
  Acquisition of BabyCenter:
    Fair value of assets acquired (including goodwill)......   $      --     $ 197,634
    Liabilities assumed.....................................          --        (9,017)
    Stock issued............................................          --      (189,987)
    Assumption of receivables from stockholders.............          --         1,862
                                                               ---------     ---------
    Cash paid...............................................          --           492
    Cash acquired...........................................          --        (3,063)
                                                               ---------     ---------
Net cash received from acquisition of BabyCenter............   $      --     $   2,571
                                                               =========     =========

                            See accompanying notes.

                                   eTOYS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

    The consolidated financial statements as of December 31, 2000 and 1999 have been prepared by eToys Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. These consolidated financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

    The Company's cash, cash equivalents and cash that may be generated from operations are expected to be sufficient to meet its anticipated cash needs only to approximately March 31, 2001, although there can be no assurance in this regard. In order to continue operations beyond that date, the Company would require an additional, substantial capital infusion. Management does not believe that additional capital will be available to the Company.

    The Company has engaged Goldman, Sachs & Co. as its financial advisor to explore strategic alternatives which might include a merger, asset sale or another comparable transaction or a financial restructuring. However, in the event that the Company is unsuccessful in completing one of these strategic alternatives, the Company will be required to cease operations.

RECLASSIFICATIONS

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

                                   eTOYS INC.

                                  (UNAUDITED)

1. ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION

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

COMPREHENSIVE LOSS

    Comprehensive loss is composed of net loss, net unrealized gains or losses on investments and foreign currency translation adjustments. Comprehensive loss was $85.6 million and $75.6 million for the quarters ended December 31, 2000 and 1999, respectively, and $195.5 million and $141.4 million for the nine months ended December 31, 2000 and 1999, respectively.

NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share is computed by dividing net loss applicable to common shareholders, which consists of net loss less accretion of discount and dividends on preferred stock, by the weighted average number of common stock shares outstanding during each period. Shares associated with stock options and the Series A, B, C and D Redeemable Convertible Preferred Stock are not included because they are antidilutive. Effective upon the closing of the Company's initial public stock offering in May 1999, the shares of Series A, B and C Redeemable Convertible Preferred Stock automatically converted into common stock and are included in the calculation of the weighted average number of shares as of that date. During the quarter ended December 31, 2000, 4,533 shares of Series D Redeemable Convertible Preferred Stock have been converted into 47,706,206 shares of common stock. During the nine months ended December 31, 2000, 7,633 shares of Series D Redeemable Convertible Preferred Stock have been converted into 54,700,991 shares of common stock. Such conversions are included in the calculation of the weighted average number of shares as of their respective dates of conversion.

                                   eTOYS INC.

                                  (UNAUDITED)

1. ACCOUNTING POLICIES (CONTINUED)
    The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share amounts):

                                        QUARTER ENDED        NINE MONTHS ENDED
                                        DECEMBER 31,           DECEMBER 31,
                                     -------------------   ---------------------
                                       2000       1999       2000        1999
                                     --------   --------   ---------   ---------
Numerator:
  Net loss.........................  $(85,817)  $(75,487)  $(196,186)  $(141,214)
  Dividends on preferred stock.....      (976)        --      (2,832)         --
  Accretion of discount and
    dividends on preferred stock...    (2,442)        --      (9,682)         --
                                     --------   --------   ---------   ---------
Net loss applicable to common
  shareholders.....................  $(89,235)  $(75,487)  $(208,700)  $(141,214)
                                     ========   ========   =========   =========
Denominator:
  Weighted average shares..........   144,002    119,716     130,297     101,944
                                     --------   --------   ---------   ---------
  Denominator for basic and diluted
    net loss per common share
    calculation....................   144,002    119,716     130,297     101,944
                                     ========   ========   =========   =========
Basic and diluted net loss per
  common share.....................  $  (0.62)  $  (0.63)  $   (1.60)  $   (1.39)
                                     ========   ========   =========   =========

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

2. REVOLVING CREDIT FACILITY

    In November 2000, the Company entered into a secured revolving credit facility (the "Credit Facility") providing for borrowings of up to $40 million. The Credit Facility is collateralized by substantially all of the Company's assets, including its inventory of children's and baby products located in the Company's distribution centers. Availability under the Credit Facility is based upon a formula of eligible inventory as defined in the Credit Facility agreement. Borrowings under the Credit Facility bear interest, at the Company's option, at either prime rate (9.5% as of December 31, 2000) plus 0.5% or
                                   eTOYS INC.

                                  (UNAUDITED)

2. REVOLVING CREDIT FACILITY (CONTINUED)
Libor plus the Libor rate margin (6.2% as of December 31, 2000 plus 2.75%). Additionally, the Company is required to pay fees of 1.25% per annum for the unused portion of the Credit Facility. The Credit Facility has a term of two years and requires the Company to comply with certain financial convenants as described in the Credit Facility agreement. As of December 31, 2000,
$8.9 million was outstanding under the Credit Facility. As of February 12, 2001, all borrowings under the Credit Facility have been fully repaid.

3. LONG-TERM CONVERTIBLE SUBORDINATED NOTES

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

4. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

    The Series D shares mature on June 12, 2003, subject to extension in some circumstances, at which time the Series D shares must be redeemed or converted at the Company's option. If the Company elects to redeem any Series D shares outstanding on June 12, 2003, the amount required to be paid will be equal to the liquidation preference of the Series D shares, which equals the price originally paid for such shares plus accrued and unpaid dividends. If the Company elects to convert any Series D shares
                                   eTOYS INC.

                                  (UNAUDITED)

4. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED) outstanding on June 12, 2003, the Company will be required to issue shares in an amount determined based upon the criteria described below.

    Both the Company and the holders of the Series D shares currently have the right to convert the shares of Series D without restriction. Regardless of whether the selling securityholders elect to convert or the Company requires conversion, the number of shares of common stock to be issued upon conversion of a Series D share is determined by dividing the sum of $10,000 plus accrued and unpaid dividends by the applicable conversion price. The applicable conversion price will be a percentage of the lowest closing bid price of the Company's common stock for the five consecutive trading days ending on and including the conversion date, provided that the conversion price will not exceed $25.00 per share, subject to adjustment. The conversion percentage equaled 100% on June 12, 2000 and then decreased permanently one percentage point on the first day of every calendar month following June 12, 2000, provided that the conversion percentage will never be less than 85%, except in the event the Company requires conversion following the announcement of a merger transaction.

    The Company also has the right, provided specified conditions are satisfied, to redeem some or all of the outstanding Series D shares for cash equal to a percentage of the price paid for each preferred share plus accrued dividends. The redemption percentage equaled 100% on June 12, 2000 and then increased permanently one percentage point on the first day of every calendar month following June 12, 2000, provided that the redemption percentage will never be greater than 124%.

    The net cash proceeds of the offering, after expenses, were approximately $97.8 million. The proceeds were further discounted by $15.9 million, representing the valuation of the 5,018,296 warrants issued in connection with the sale of the Series D shares, and $10.0 million allocated to the beneficial conversion feature associated with the Series D shares. The beneficial conversion feature represents the difference between the fair market value of the Company's common stock on the date of conversion and the discounted conversion price as described above that is available to the securityholders upon conversion. The discount amounts representing the warrants valuation and the issuance costs and expenses will be amortized, or accreted, over thirty-six months and the amount representing the beneficial conversion feature will be accreted over fifteen months in order to adjust the Series D shares to their appropriate redemption value at any given point in time for the period that the Series D shares are outstanding. The accretion amounts are charged against accumulated deficit and are included in net loss applicable to common shareholders in the calculation of net loss per common share. Additionally, the 7% dividend payable associated with the Series D shares are also charged against accumulated deficit and are included in net loss applicable to common shareholders in the calculation of net loss per common share. The accretion of discount and dividends on the Series D shares was $3.4 million for the quarter ended December 31, 2000 and $12.5 million for the nine months ended
December 31, 2000.

    As of December 31, 2000, 7,633 shares of Series D with an aggregate stated value of $76.3 million, had been converted into 54,700,991 shares of the Company's common stock, representing an average conversion rate of $1.40 per share of common stock. Additionally, in December 2000, 771,858 shares of the Company's common stock were issued in lieu of cash as a dividend payment on Series D.

    For the period from January 1, 2001 to February 12, 2001, 718 shares of Series D stock were converted into 38,565,669 shares of the Company's common stock.

                                   eTOYS INC.

                                  (UNAUDITED)

5. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related claims and claims of alleged infringement of trademarks, copyrights and other intellectual property rights.

    Since December 15, 2000, the Company has stated that its cash, cash equivalents and cash that may be generated from operations are expected to be sufficient to meet its anticipated cash needs only to approximately March 31, 2001, although there can be no assurance in this regard. The Company has also engaged an investment banking firm to explore strategic alternatives for the Company, which might include a merger, asset sale, or another comparable transaction or a financial restructuring. In order to preserve its cash and extend the time period during which such a transaction might be consummated, the Company has entered into a standstill agreement with an informal committee of its unsecured creditors.

    Pursuant to this standstill agreement, through and including February 15 (which date is subject to extension if agreed to by the creditors committee), the Company has agreed not to pay any past due debts and to operate under a budget designed to maintain its current operations. As of December 31, 2000, the Company's outstanding obligations included $150 million principal amount of its 6.25% convertible subordinated notes due December 1, 2004, $8.9 million of borrowings under its revolving credit facility (the balance of which was zero as of February 12, 2001), notes payable and capital lease obligations of $38.6 million, a trade payable balance of $38.1 million, a non-trade payable balance of $36.3 million and accrued expenses of $13.1 million.

    The Company's agreement not to pay past due debts under the standstill agreement may result in a default on some or all of these obligations. As a result, the Company has become subject to approximately fifteen lawsuits seeking collection of past due invoices totaling approximately $17.2 million from various vendors. The Company has received numerous other threats of similar litigation from other vendors and anticipates that it will become subject to additional, comparable collection lawsuits in the future.

    Similarly, the Company has been threatened with litigation or other collection procedures by a number of the lessors of its real property and personal property. For instance, Kilroy Realty, L.P., the landlord of the Company's headquarters building in Los Angeles, has declared a default under the Company's lease and related promissory note and has drawn $15.0 million under a letter of credit facility related thereto. In addition, Heller Financial Leasing, Inc., the lessor of certain equipment used in the operation of the Company's Blairs, Virginia distribution center, has threatened to bring a lawsuit seeking payment of approximately $9.0 million due to the Company's failure to post a letter of credit in the amount of approximately $2.1 million.

    The Company has also received notice from etoy corporation, the holder of the "etoy" domain name, that it has filed a trademark infringement lawsuit against the Company pertaining to the use of the Company's "eToys" trademark. The Company believes this lawsuit is without merit and intends to vigorously defend against it.

    The Company believes that it will increasingly become subject to claims, lawsuits and other comparable collection procedures such as those described above due to its obligations under the
                                   eTOYS INC.

                                  (UNAUDITED)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED) standstill agreement and the fact that its cash, cash equivalents and cash that may be generated from operations are expected to be sufficient to meet its anticipated cash needs only to approximately March 31, 2001. After that date, the Company would be required to cease operations unless it is able to consummate a strategic transaction or financial restructuring.

6. STOCKHOLDERS' EQUITY

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

7. DEFERRED COMPENSATION

    The following table shows the amounts of deferred compensation amortization that would have been recorded under the following income statement categories had deferred compensation amortization not been separately stated in the consolidated statements of operations (in thousands):

                                                QUARTER ENDED       NINE MONTHS ENDED
                                                DECEMBER 31,          DECEMBER 31,
                                             -------------------   -------------------
                                               2000       1999       2000       1999
                                             --------   --------   --------   --------
Marketing and sales........................   $  713     $  903     $2,319    $ 2,737
Web site and technology....................      904      1,145      2,941      3,470
General and administrative.................    1,143      1,447      3,717      4,384
                                              ------     ------     ------    -------
                                              $2,760     $3,495     $8,977    $10,591
                                              ======     ======     ======    =======

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

    Since December 15, 2000, we have stated that our cash, cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs only to approximately March 31, 2001, although there can be no assurance in this regard. In order to continue operations beyond that date, we would require an additional, substantial capital infusion. We do not believe that additional capital will be available to us. Although we have engaged Goldman, Sachs & Co. as our financial advisor to explore strategic alternatives for the company, if we are unsuccessful in completing a strategic transaction, we will be required to cease operations. In that case, our common stock would have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction as described above, our common stock will nonetheless have no value. Any person considering an investment in any of our securities is urged to consider both the risk that we will cease operations at or around March 31, 2001 and the risk that our securities will be worthless even assuming completion of a strategic transaction. All of the statements set forth in this report are qualified by reference to those facts.

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

RESULTS OF OPERATIONS

NET SALES

                                      QUARTER ENDED                  NINE MONTHS ENDED
                                      DECEMBER 31,                     DECEMBER 31,
                                   -------------------              -------------------
                                     2000       1999     % CHANGE     2000       1999     % CHANGE
                                   --------   --------   --------   --------   --------   --------
                                     (IN THOUSANDS)                   (IN THOUSANDS)
    Net sales....................  $131,166   $106,751      23%     $182,004   $128,032      42%

    Net sales consist of product sales to customers and charges to customers for outbound shipping and handling and gift wrapping and are net of product returns, promotional discounts and coupons. The growth in net sales for the quarter ended and nine months ended December 31, 2000 as compared to the same periods in the prior year reflects an increase in units sold due to the growth of our customer base, repeat purchases from our existing customers and growth in our baby and toy categories, partially offset by a downturn in video game sales. Cumulative customer accounts increased to 3.4 million during the quarter ended
December 31, 2000 as compared to 1.7 million cumulative customer accounts at December 31, 1999. International sales, which consists of export sales to customers outside the US from our US Web site as well as sales by our Web site in the United Kingdom, eToys.co.uk, to customers within the United Kingdom and Europe, were not material during the quarter ended and nine months ended December 31, 2000. It should be noted that net sales for the quarter ended December 31, 2000 were substantially below our original estimate of $210 million to $240 million, due to a harsh retail climate and dampened enthusiasm for Internet retailing. This shortfall had a material negative impact on our results of operations and financial condition for the quarter and have caused us to seek a strategic transaction or financial restructuring or, in the absence of these alternatives, cease operations by approximately March 31, 2001.

GROSS PROFIT

                                          QUARTER ENDED                  NINE MONTHS ENDED
                                          DECEMBER 31,                     DECEMBER 31,
                                       -------------------              -------------------
                                         2000       1999     % CHANGE     2000       1999     % CHANGE
                                       --------   --------   --------   --------   --------   --------
                                         (IN THOUSANDS)                   (IN THOUSANDS)
    Gross profit.....................  $31,849    $20,284       57%     $43,138    $24,356       77%

    Gross profit is net sales less cost of sales, which consists of the costs of products sold to customers, outbound and inbound shipping costs, and gift wrapping costs. Gross profit increased in absolute dollars for the quarter ended and nine months ended December 31, 2000 as compared to the same periods in the prior year, reflecting our increased sales volume. Our gross profit increased as a percentage of net sales by approximately 5.3% and 4.7% for the quarter ended and nine months ended December 31, 2000, respectively, as compared to the same periods in the prior year. This increase in gross profit as a percentage of net sales is primarily attributable to a continuing shift towards higher margin specialty products, including products and advertising sold by our BabyCenter unit.

    Shipping margins were adversely impacted for the nine months ended
December 31, 2000 as compared to the same period in the prior year primarily due to inefficiencies in the start-up of our bi-coastal distribution centers and an increase in the shipments of larger merchandise which have higher shipping costs. This adverse impact was partially offset in the quarter ended
December 31, 2000 due to the initial operation of our new East Coast distribution center locations in Danville, Virginia and Greensboro, North Carolina. These new locations began shipping operations in June 2000 and allowed us to reduce the costs incurred from shipping since they are located closer to the majority of our customers. Prior to June 2000, overall shipping margins were adversely impacted by the location of our distribution centers principally in the western United States. This resulted in increased shipping costs as we shipped cross-country to the majority of our customer base located in the eastern United States.

    Shipping margin, which represents shipping revenues less outbound shipping costs included in cost of sales, was a profit of $0.3 million for the quarter ended December 31, 2000 as compared to a loss of $3.7 million for the quarter ended December 31, 1999. Shipping margin resulted in a loss of $1.6 million and $4.0 million for the nine months ended December 31, 2000 and 1999, respectively.

MARKETING AND SALES

                                         QUARTER ENDED                  NINE MONTHS ENDED
                                         DECEMBER 31,                     DECEMBER 31,
                                      -------------------              -------------------
                                        2000       1999     % CHANGE     2000       1999     % CHANGE
                                      --------   --------   --------   --------   --------   --------
                                        (IN THOUSANDS)                   (IN THOUSANDS)
    Marketing and sales.............  $72,174    $66,017        9%     $127,381   $97,602       31%

    Marketing and sales expenses consist of advertising expense, fulfillment, customer service and credit card fees, and other marketing and sales expense, including personnel and general overhead. Marketing and sales expenses increased in absolute dollars for the quarter ended and nine months ended December 31, 2000 as compared to the same periods in the prior year. This increase is primarily attributable to increases in our advertising and promotional expenditures for the holiday season, increased payroll and related costs for receiving inventory and fulfilling the higher level of customer demand, and additional costs incurred in the expansion of our distribution facilities. Marketing and sales expenses decreased as a percentage of net sales during the quarter ended and nine months ended December 31, 2000 as compared to the same periods in the prior year due to the increase in net sales during such periods.

    Advertising expense was $38.7 million, or 30% of net sales, for the quarter ended December 31, 2000 and $60.2 million, or 33% of net sales, for the nine months ended December 31, 2000.

    Fulfillment, customer service and credit card fees were $33.9 million, or 26% of net sales, for the quarter ended December 31, 2000 and $59.6 million, or 33% of net sales, for the nine months ended December 31, 2000. In addition, marketing and sales expenses were favorably impacted for the quarter and nine months ended December 31, 2000 by the recovery of a $7.7 million reserve related to resolution of a third party vendor dispute in our favor.

    On March 31, 2000, we ceased receiving fulfillment services from our third-party vendor, Fingerhut Business Services, and since that time we have relied solely on our own distribution centers. The transition of inventory from Fingerhut facilities was completed during July 2000. Total costs incurred associated with this transition were not material.

WEB SITE AND TECHNOLOGY

                                          QUARTER ENDED                  NINE MONTHS ENDED
                                          DECEMBER 31,                     DECEMBER 31,
                                       -------------------              -------------------
                                         2000       1999     % CHANGE     2000       1999     % CHANGE
                                       --------   --------   --------   --------   --------   --------
                                         (IN THOUSANDS)                   (IN THOUSANDS)
    Web site and technology..........  $20,411    $13,596       50%     $46,954    $30,619       53%

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

    Web site and technology expenses increased in absolute dollars for the quarter ended and nine months ended December 31, 2000 as compared to the same periods in the prior year. This increase is primarily attributable to increased expenses associated with our significant investment in both front-end and back-end infrastructure and maintenance of our existing systems and telecommunications hardware. This included increased staffing of systems and telecommunication personnel, increased investment in systems and telecommunications hardware as well as increased costs incurred for projects intended to enhance the features, content and functionality of our Web site and transaction-processing systems. Such project costs arise from either costs incurred in the preliminary development stage, which are expensed as incurred, or from amortization of such project costs that had been capitalized within the quarter or a previous period and have been placed into service. Web site and technology expenses increased as a percentage of net sales during the quarter ended and nine months ended December 31, 2000 as compared to the same periods in the prior year due to the shortfall in net sales for the quarter ended
December 31, 2000 which were substantially below our original expectations.

GENERAL AND ADMINISTRATIVE

                                           QUARTER ENDED                  NINE MONTHS ENDED
                                           DECEMBER 31,                     DECEMBER 31,
                                        -------------------              -------------------
                                          2000       1999     % CHANGE     2000       1999     % CHANGE
                                        --------   --------   --------   --------   --------   --------
                                          (IN THOUSANDS)                   (IN THOUSANDS)
    General and administrative........  $10,694     $4,002      167%     $24,788    $11,256      120%

    General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expenses increased in absolute dollars for the quarter ended and nine months ended December 31, 2000 as compared to the same period in the prior year. This increase was primarily due to increased headcount and associated costs, professional fees, facilities and other related costs. General and administrative expenses increased as a percentage of net sales during the quarter ended and nine months ended December 31, 2000 as compared to the same periods in the prior year due to the shortfall in net sales for the quarter ended December 31, 2000 which were substantially below our original expectations.

GOODWILL AND INTANGIBLE ASSETS AMORTIZATION

                                            QUARTER ENDED                  NINE MONTHS ENDED
                                            DECEMBER 31,                     DECEMBER 31,
                                         -------------------              -------------------
                                           2000       1999     % CHANGE     2000       1999     % CHANGE
                                         --------   --------   --------   --------   --------   --------
                                           (IN THOUSANDS)                   (IN THOUSANDS)
    Goodwill amortization..............   $8,545     $9,532      (10)%    $25,580    $19,158       34%

    Goodwill represents the excess of the purchase price over the fair value of the net tangible assets acquired in a business combination. As a result of the acquisition of BabyCenter on July 1, 1999, we recorded goodwill of approximately $189.0 million, which is being amortized over five years. Additionally, in June 2000 we completed the acquisition of certain assets of eParties Inc. which resulted in recording approximately $1.6 million of goodwill. The $1.6 million of goodwill arising from the eParties acquisition is also being amortized over five years. Accordingly, goodwill amortization for the quarter ended and nine months ended December 31, 2000 reflects amortization of goodwill from the BabyCenter and eParties purchases, in addition to amortization of goodwill recorded from a previous acquisition. In January 2000, we completed the sale of substantially all of the assets and related liabilities of BabyCenter's Consumer Health Interactive division for approximately $20 million in a combination of cash and registrable securities. As a result of the sale, goodwill amortization has decreased in amounts proportionate to the sale proceeds due to the reduction of goodwill related to CHI. To the extent that we do not generate additional sufficient cash flow to recover the amount of the investment in acquired assets recorded, the investment may be considered impaired or be subject to earlier write-off. In such event, our net loss in any given period could be greater than anticipated.

DEFERRED COMPENSATION AMORTIZATION

                                             QUARTER ENDED                  NINE MONTHS ENDED
                                             DECEMBER 31,                     DECEMBER 31,
                                          -------------------              -------------------
                                            2000       1999     % CHANGE     2000       1999     % CHANGE
                                          --------   --------   --------   --------   --------   --------
                                            (IN THOUSANDS)                   (IN THOUSANDS)
    Deferred compensation
      amortization......................   $2,760     $3,495      (21)%     $8,977    $10,591      (15)%

    In the fiscal years ended March 31, 2000 and 1999, we recorded total deferred stock compensation of $58.5 million in connection with stock options granted during these periods. This amount represents the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants. Such amount has been reduced as a result of amortization of deferred stock compensation initially recorded as well as subsequent cancellations of stock options that originally generated the deferred stock compensation charge. Deferred stock compensation is amortized to expense over the vesting periods of the applicable options. Deferred compensation amortization decreased for the quarter ended and nine months ended December 31, 2000 as compared to the same period in the prior year. This decrease was primarily due to subsequent cancellations of stock options that originally generated the deferred stock compensation charge. We expect to record
$2.4 million of amortization over the remaining three months ended March 31, 2001.

    Amortization of deferred compensation for each of the next three fiscal years is expected to be as follows:

                                                               AMOUNTS
                                                                 IN
YEAR ENDED                                                    THOUSANDS
----------                                                    ---------
March 31, 2002..............................................   $9,605
March 31, 2003..............................................    6,537
March 31, 2004..............................................      156

INTEREST INCOME AND EXPENSE

                                          QUARTER ENDED                  NINE MONTHS ENDED
                                          DECEMBER 31,                     DECEMBER 31,
                                       -------------------              -------------------
                                         2000       1999     % CHANGE     2000       1999     % CHANGE
                                       --------   --------   --------   --------   --------   --------
                                         (IN THOUSANDS)                   (IN THOUSANDS)
    Interest income..................  $   900     $1,760       (49)%   $  4,637   $ 4,726        (2)%
    Interest expense.................  $(3,981)    $ (889)      348%    $(10,280)  $(1,069)      862%

    Interest income consists of earnings on our cash and cash equivalents. Interest income decreased for the quarter ended and nine months ended
December 31, 2000 as compared to the same periods in the prior year. This decrease was due to lower cash balances as compared to the same periods in the prior year. Interest expense consists primarily of interest from the issuance of the Convertible Notes, the amortization of debt financing costs related to the Convertible Notes, interest on borrowings under our revolving credit facility as well as interest on asset acquisitions financed through notes payable and capital leases. Interest expense increased for the quarter ended and nine months ended December 31, 2000 as compared to the same periods in the prior year primarily due to interest on the Convertible Notes and additional asset acquisitions financed through notes payable and capital lease obligations.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2000, the Company's principal source of liquidity consisted of $62.8 million of cash and cash equivalents compared to $139.6 million of cash and cash equivalents at March 31, 2000.

    Net cash used in operating activities for the nine months ended
December 31, 2000 and 1999 was $107.8 million and $95.0 million, respectively. Net operating cash flows for the nine months ended December 31, 2000 and 1999 were primarily attributable to net losses, reduced by noncash charges of depreciation and amortization, as well as increases in inventories and prepaid expenses and other current assets, which were offset by increases in accounts payable and accrued expenses.

    Net cash used in investing activities for the nine months ended December 31, 2000 was $83.0 million and consisted of purchases of fixed assets and other assets, partially offset by proceeds from the sale of fixed assets in sale-leaseback transactions. Net cash used in investing activities for the nine months ended December 31, 1999 was $25.9 million and primarily consisted of purchases of fixed assets and other assets, partially offset by proceeds from the sale of fixed assets in sale-leaseback transactions and cash received from the acquisition of BabyCenter.

    Net cash provided by financing activities for the nine months ended December 31, 2000 was $114.8 million and resulted from the net proceeds from the issuance of Series D Redeemable Convertible Preferred Stock, the issuance of common stock and exercise of stock options, proceeds from notes payable and borrowings under our revolving credit facility, partially offset by payments on notes payable, capital leases and our revolving credit facility. Net cash provided by financing activities for the nine months ended December 31, 1999 was $320.7 million and resulted from net proceeds from the issuance of common stock in our initial public offering and proceeds from the issuance of the Convertible Notes, partially offset by debt financing costs incurred as a result of the issuance of the Convertible Notes and payments on notes payable and capital leases.

    As of December 31, 2000, our outstanding liabilities included, among other things, the $150 million of Convertible Notes, borrowings under our revolving credit facility of $8.9 million, notes payable and capital lease obligations of $38.6 million, a trade payable balance of $38.1 million, a non-trade payable balance of $36.3 million and accrued expenses of $13.1 million. Additionally, as of December 31, 2000, we also have operating lease obligations and future advertising commitments.

    The Convertible Notes, issued in December 1999, are unsecured and are subordinated to our existing and future senior debt as defined in the indenture pursuant to which the Convertible Notes were issued. The principal amount of the Convertible Notes will be due on December 1, 2004 and will bear interest at an annual rate of 6.25%, payable twice a year, on June 1 and December 1, beginning June 1, 2000, until the principal amount of the Convertible Notes is fully repaid. The Convertible Notes may be converted into our common stock at the option of the holder at any time prior to December 1, 2004, unless the Convertible Notes have been previously redeemed or repurchased by us. The conversion rate, subject to adjustment in certain circumstances, is 13.5323 shares of our common stock for each $1,000 principal amount of convertible notes, which is equivalent to a conversion price of approximately $73.90 per share. Additionally, on or after December 1, 2002, we may redeem all or a portion of the Convertible Notes, that have not been previously redeemed or repurchased, at any time at redemption prices set forth in the indenture pursuant to which the Convertible Notes were issued, plus any accrued and unpaid interest to the redemption date. Following March 31, 2001, we believe we will be unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Convertible Notes, in which case we will be in default under the terms of the indenture, which could, in turn, cause defaults under our other existing and future debt obligations.

    In November 2000, we entered into a secured revolving credit facility (the "Credit Facility") providing for borrowings of up to $40.0 million. The Credit Facility is collateralized by substantially all of our assets, including our inventory of children's and baby products located in our distribution centers. Availability under the Credit Facility is based upon a formula of eligible inventory as defined in the Credit Facility agreement. Borrowings under the Credit Facility bear interest, at our option, at either prime rate (9.5% as of December 31, 2000) plus 0.5% or Libor plus the Libor rate margin (6.2% as of December 31, 2000 plus 2.75%). Additionally, we are required to pay fees of 1.25% per annum for the unused portion of the Credit Facility. The Credit Facility has a term of two years and requires us to comply with certain financial covenants as described in the Credit Facility agreement. As of December 31, 2000, $8.9 million was outstanding under the Credit Facility. As of February 12, 2001, all borrowings under the Credit Facility have been fully repaid. At this time, we do not believe that additional borrowings under the Credit Facility would be made available to us if requested by us. Accordingly, we do not consider the Credit Facility a source of liquidity for us.

    In December 1999, we entered into an eleven year lease agreement to relocate our corporate offices. The lease began in October 2000. In connection with the lease commitment, we delivered two letters of credit to the lessor totaling $15.0 million, both of which were cash collateralized. In January 2001, the landlord under the lease declared a default and drew the entire $15.0 million available under the letter of credit. Accordingly, the cash used to collateralize the letter of credit is unavailable to us and is not a source of liquidity for us.

    On January 16, 2001, we entered into a standstill agreement with an informal committee of our unsecured creditors. Pursuant to this agreement, through and including February 15 (subject to extension by agreement of the committee), we have agreed not to pay any past due debts and to operate under a budget designed to maintain our current operations. Such non-payment of past due debts may result in a default on some or all of the obligations described above.

    Since December 15, 2000, we have stated that our cash, cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs only to approximately March 31, 2001, although there can be no assurance in this regard. In order to continue operations beyond that date, we would require an additional, substantial capital infusion. We do not believe that additional capital will be available to us.

    We have engaged a financial advisor to explore strategic alternatives for the company, which might include a merger, asset sale, or another comparable transaction or a financial restructuring. However, in the event we are unsuccessful in completing one of these strategic alternatives, we will be required to cease operations by approximately March 31, 2001. In that case, we will be unable to meet our future capital requirements. This would result in a default under all of our indebtedness, including our $40 million revolving credit facility (which had an outstanding balance of $8.9 million as of December 31, 2000 but a balance of zero at February 12, 2001) and the $150.0 million of our 6.25% convertible subordinated notes due December 1, 2004, as well as the other obligations described above in this section. In that case, our common stock will have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction or financial restructuring, our common stock will nonetheless have no value.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations", the following additional risk factors may affect our future results.

                     RISKS RELATED TO THE POSSIBILITY THAT
              WE MAY CEASE OPERATIONS AT OR AROUND MARCH 31, 2001

WE WILL CEASE OPERATIONS AT OR AROUND MARCH 31, 2001 UNLESS WE ARE SUCCESSFUL IN OBTAINING ADDITIONAL CAPITAL OR IN PURSUING STRATEGIC ALTERNATIVES

    Our current cash, cash equivalents and cash generated from operations will only be sufficient to meet our anticipated cash needs to approximately
March 31, 2001, although there can be no assurance in this regard. Accordingly, we will require an additional, substantial capital infusion to continue our operations. We do not believe that additional capital will be available to us. In addition, we recently engaged a financial advisor to explore strategic alternatives for us, which may include a merger, asset sale, or another comparable transaction, or a financial restructuring. If we are unsuccessful in completing a strategic transaction, we will be required to cease operations, and our common stock will have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction, our common stock will nonetheless have no value.

OUR COMMON STOCK WILL LIKELY BE DELISTED

    We have received a notice from Nasdaq that our common stock has failed to maintain the required minimum bid price of $1.00 over a period of 30 consecutive trading days. As a result, Nasdaq has provided us with 90 calendar days, or until May 2, 2001, to regain compliance with this requirement or be delisted from trading. We believe it is unlikely that we will be able to regain compliance with this requirement during this time period and that, by the end of this time period, our securities will be delisted from trading by Nasdaq. In that event, trading in shares of our common stock would decrease substantially or cease altogether, and the market price of common stock would decline further, potentially to zero. Furthermore, pursuant to the terms of the series D preferred stock, we would be required to redeem the outstanding shares of series D preferred stock as a result of the delisting of our common stock, but it is likely we would not have the cash available to do so and would therefore be in breach of the terms of our series D preferred stock.

AS A RESULT OF QUESTIONS CONCERNING OUR STATUS AS A GOING CONCERN, OUR CUSTOMERS AND VENDORS MAY DECIDE NOT TO DO BUSINESS WITH US

    Due to concerns regarding our ability to continue operations, customers and vendors are likely to decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. In that event, our net sales would further decrease, and our business will suffer significantly.

OUR BUSINESS WILL SUFFER AS A RESULT OF THE REDUCTION IN OUR WORKFORCE

    In January and February 2001, we issued job elimination notices to all of our employees, with service dates extending up to April 6, 2001. The reduction in workforce will negatively impact our ability to conduct business and serve our customers in a manner comparable with past practice, which will cause our business to suffer significantly.

                              RISKS RELATED TO OUR
                            SERIES D PREFERRED STOCK

THE CONVERSION OF OUR SERIES D PREFERRED SHARES HAS RESULTED IN SUBSTANTIAL NUMBERS OF ADDITIONAL SHARES BEING ISSUED AS OUR MARKET PRICE DECLINED.

    On June 12, 2000, we issued 10,000 shares of our series D convertible preferred stock, $10,000 stated value per share, and warrants to purchase 5,018,296 shares of our common stock with a current warrant exercise price of $7.17375 per share. The series D preferred shares convert at a floating rate based on the market price of our common stock. As a result, the lower the price of our common stock at the time of conversion, the greater the number of shares the holder will receive.

    As the series D preferred shares have been converted and dividends on the series D preferred shares have been paid in shares of common stock rather than cash, a significant number of shares of common stock have been be sold into the market, which has decreased the price of our common stock and may have encouraged short sales by selling securityholders or others. Short sales place further downward pressure on the price of our common stock. We have been required to issue an increasingly greater number of shares of our common stock upon conversions of the series D preferred shares, sales of which further depress the price of our common stock.

    The conversion of and the payment of dividends in shares of common stock in lieu of cash on the series D preferred shares have resulted in substantial dilution to the interests of other holders of our common stock. Even though no selling securityholder may convert its series D preferred shares if upon such conversion the selling securityholder together with its affiliates would have acquired a number of shares of common stock during the 60-day period ending on the date of conversion which, when added to the number of shares of common stock held at the beginning of such 60-day period, would exceed 9.99% of our then outstanding common stock, excluding for purposes of such determination shares of common stock issuable upon conversion of series D preferred shares which have not been converted and upon exercise of warrants which have not been exercised, this restriction does not prevent a selling securityholder from selling a substantial number of shares in the market. By periodically selling shares into the market, an individual selling securityholder could eventually sell more than 9.99% of our outstanding common stock while never holding more than 9.99% at any specific time.

    As of February 12, 2001, 8,351 shares of our Series D convertible preferred stock, with an aggregate stated value of $83.5 million, had been converted into 93,266,660 shares of our common stock, representing an average conversion rate of $0.90 per share of common stock.

WE MAY ISSUE ADDITIONAL SHARES, RESULTING IN DILUTION FOR EXISTING STOCKHOLDERS.

    Some events could result in the issuance of additional shares of our common stock, which would result in dilution for existing stockholders. We may issue additional shares of common stock or preferred stock:

    - upon the exercise or conversion of outstanding options, warrants and shares of convertible preferred stock, and/or

    - in lieu of cash payment of dividends.

    As of December 31, 2000, other than the warrants issued to the holders of series D preferred shares, there were outstanding warrants to acquire an aggregate of 13,803 shares of common stock, and there were outstanding options to acquire an aggregate of 26,580,791 shares of common stock. If converted or exercised, these securities would dilute the percentage ownership of common stock by existing stockholders. These securities, unlike the common stock, provide for anti-dilution protection upon the occurrence of stock splits, redemptions, mergers, reclassifications, reorganizations and other similar corporate transactions, and, in some cases, major corporate announcements. If one or more of these events occurs, the number of shares of common stock that may be acquired upon conversion or exercise would increase. In addition, as disclosed in the preceding risk factor, the number of shares that may be issued upon conversion of or payment of dividends in lieu of cash on the series D preferred shares has increased substantially as the market price of our common stock decreased during the period the series D preferred shares have been outstanding.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO FALL
  FURTHER.

    If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and upon conversion of and issuance of common stock dividends on the series D preferred shares and exercise of the related warrants, the market price of our common stock could fall further. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2000, we had outstanding 178,397,368 shares of common stock and options to acquire an aggregate of 26,580,791 shares of common stock, of which 7,010,646 options were vested and exercisable. As of December 31, 2000, of the shares that are currently outstanding, 138,350,662 are freely tradeable in the public market and 40,046,706 are tradeable in the public market subject to the restrictions, if any, applicable under Rule 144 and Rule 145 of the Securities Act of 1933, as amended. All shares acquired upon exercise of options will be freely tradeable in the public market.

    In general, under Rule 144 as currently in effect, a person who has beneficially owned restricted securities for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of (a) one percent of the number of shares of common stock then outstanding (which for eToys was 1,783,973 shares as of December 31, 2000) or
(b) the average weekly trading volume of the common stock during the four calendar weeks preceding the sale. Sales under Rule 144 are also subject to requirements with respect to manner of sale, notice, and the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been our affiliate at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Sales by stockholders of a substantial amount of our common stock could adversely affect the market price of our common stock.

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

    - the registration statement relating to the series D preferred shares and related warrants is unavailable to cover the resale of the shares of common stock underlying such securities (with respect to at least one holder only a small number of shares remain available for sale under the registration statement, and we currently do not have plans to register additional shares, which may result in a breach of this provision).

    Such penalties are generally paid in the form of interest payments, subject to any restrictions imposed by applicable law, on the amount that a holder of series D preferred shares was entitled to receive on the date of determination.

                     RISKS RELATED TO OUR CONVERTIBLE NOTES

AS A RESULT OF THE ISSUANCE OF OUR CONVERTIBLE NOTES, WE HAVE A SIGNIFICANT AMOUNT OF DEBT AND WILL LIKELY HAVE INSUFFICIENT CASH FLOW TO SATISFY OUR DEBT SERVICE OBLIGATIONS.

    As a result of the issuance of $150 million of our 6.25% Convertible Subordinated Notes due December 1, 2004, we have a significant amount of debt and debt service obligations. As of December 31, 2000, in addition to the notes, our outstanding liabilities included $8.9 million of borrowings under our revolving credit facility, notes payable and capital lease obligations of $38.6 million, a trade payable balance of $38.1 million, a non-trade payable balance of $36.3 million and accrued expenses of $13.1 million. Following
March 31, 2001, we believe we will be unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes, in which case we will be in default under the terms of the indenture which could, in turn, cause defaults under our other existing and future debt obligations.

WE WILL LIKELY BE UNABLE TO REPURCHASE THE NOTES UPON THE OCCURRENCE OF A CHANGE
  OF CONTROL.

    Upon the occurrence of a change of control of eToys, we are required to offer to repurchase all outstanding notes. If a change of control were to occur, we would likely not have sufficient funds to repurchase the notes with cash. Our failure to repurchase tendered notes upon a change of control would constitute an event of default under the indenture, which could result in the acceleration of the maturity of the notes and all of our other outstanding debt. These repurchase requirements may also delay or make it harder for others to obtain control of us.

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

    As of December 31, 2000, we had outstanding $47.5 million of senior debt and $83.7 million of subsidiary liabilities (of which $27.8 million also qualifies as senior debt) to which the notes are subordinated. Both we and our subsidiaries expect that from time to time we will incur additional debt to which the notes will be subordinated.

                         RISKS RELATED TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES FUTURE FORECASTING DIFFICULT.

    We were incorporated in November 1996. We began selling products on our Web site in October 1997. As a result of our limited operating history, it is difficult to accurately forecast our net sales and we have limited meaningful historical financial data upon which to base planned operating expenses. For example, during the quarter ending December 31, 2000, we had originally estimated net sales between $210 million and $240 million, but in fact net sales for the quarter were only $131.2 million due to a harsh retail climate and dampened enthusiasm for Internet retailing. This also resulted in substantially higher losses from operations than we had anticipated. We base our current and future expense levels on our operating plans and estimates of future net sales, and our expenses are to a large extent fixed. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive. As a result, we are unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability will cause our net losses in a given quarter to be greater than expected.

WE ANTICIPATE FUTURE LOSSES AND NEGATIVE CASH FLOW.

    We expect operating losses and negative cash flow to continue for the foreseeable future. As of December 31, 2000, we had an accumulated deficit of $429.2 million. We incurred net losses of $85.8 million for the quarter ended December 31, 2000.

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

ANY FAILURE BY US TO SUCCESSFULLY EXPAND OUR DISTRIBUTION OPERATIONS WOULD HAVE A MATERIAL ADVERSE EFFECT ON US.

    Any failure by us to successfully expand our distribution operations to accommodate increases in demand and customer orders would have a material adverse effect on our business prospects, financial condition and operating results. Under such circumstances, the material adverse effects may include, among other things, an inability to increase net sales in accordance with the expectations of securities analysts and investors; increases in costs that we may incur to meet customer expectations; increases in fulfillment expenses if we are required to rely on more expensive fulfillment systems than anticipated or incur additional costs for balancing merchandise inventories among multiple distribution facilities; loss of customer loyalty and repeat business from customers if they become dissatisfied with our delivery services; and damage to our reputation and brand image arising from uncertainty with respect to our distribution operations. These risks are greatest during the fourth calendar quarter of each year, when our sales increase substantially relative to other quarters and the demand on our distribution operations increases proportionately. In addition, consistent with industry practice for online retailers, we notify our customers via our Web site that we cannot guarantee all products ordered after a specified date in December will be delivered by Christmas day, which may deter potential customers from purchasing from us following that date. Since our limited operating history makes it difficult to accurately estimate the number of orders that may be received during the fourth calendar quarter, we may experience either inadequate or excess fulfillment capacity during this quarter, either of which could have a material adverse impact on us. The occurrence of one or more of these events would be likely to cause the market price of our securities to decline further.

    We currently conduct our distribution operations through two facilities operated by us, consisting of an approximately 763,000 square foot facility in Ontario, California and two adjacent facilities totaling approximately
1.2 million square feet in Pittsylvania County, Virginia. We have in the past devoted substantial resources to the expansion of our distribution operations among these facilities. We are not experienced with coordinating and managing distribution operations in geographically distant locations. This may result in increased costs as we seek to meet customers' expectations, balance merchandise inventories among our distribution facilities and take other steps that may be necessary to meet the demands placed on our distribution operations, particularly during the fourth calendar quarter of the year. There can be no assurance that our existing or future distribution operations will be sufficient to accommodate increases in demand and customer orders.

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

OUR OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT. FAILURE TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS HAS CAUSED THE MARKET PRICE OF OUR SECURITIES TO DECLINE SIGNIFICANTLY.

    Our annual and quarterly operating results have fluctuated significantly in the past. For example, during the quarter ending December 31, 2000, we had originally estimated net sales between $210 million and $240 million, but in fact net sales for the quarter were only $131.2 million due to a harsh retail climate and dampened enthusiasm for Internet retailing. This also resulted in substantially higher losses from operations than we had anticipated. Because our operating results fell below the expectations of securities analysts and investors, the trading price of our securities declined significantly. At this time, we have been unable to predict our future results of operations and have stated that we will be required to cease operations by approximately March 31, 2001 if we are unable to consummate a strategic transaction.

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

    In anticipation of increased sales activity during the fourth calendar quarter, we hire a significant number of temporary employees to bolster our permanent staff and we significantly increase our inventory levels. For this reason, if our net sales are below seasonal expectations during this quarter, our annual operating results could be below the expectations of securities analysts and investors. This occurred during the quarter ending December 31, 2000, when we estimated net sales between $210 million and $240 million but achieved net sales for the quarter of only $131.2 million. This resulted in a significant decline in our common stock price and has caused us to seek a strategic transaction or cease operations at or around March 31, 2001.

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

    In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the first calendar quarter of each year, after we have significantly increased inventory levels for the holiday season. We believe that this risk will increase if we open new departments or enter new product categories due to our lack of experience in purchasing products for these categories. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any such increase would subject us to additional inventory risks.

WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

    The online commerce market is intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net sales and results of operations. We expect competition to intensify in the future. In addition, the children's products industries, including toy, video game, books, software, video, music, hobby products, party goods and baby-oriented products, are intensely competitive.

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

    Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. In light of our weaker-than-expected operating results for the quarter ending December 31, 2000 and the risk that we may be unable to continue operations after March 31, 2001, we believe we are, at this time, unable to compete successfully against our competitors.

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

    We are vulnerable to natural disasters and other unanticipated problems that are beyond our control. Our office facilities in California house substantially all of our product development and information systems. Our third-party Web site hosting facilities located in Sunnyvale, California and Herndon, Virginia, house substantially all of our computer and communications hardware systems. Our distribution facilities located in California and Virginia house substantially all of our product inventory. A natural disaster, such as an earthquake, or harsh weather or other comparable problems that are beyond our control could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders. Any such interruptions or delays at these facilities would reduce our net sales. In addition, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In addition, the failure by the third-party facilities to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could result in interruptions in our service. The occurrence of any or all of these events could damage our reputation and brand and impair our business.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD IMPAIR OUR BUSINESS.

    Other parties may assert infringement or unfair competition claims against us. In the past, a toy distributor using a name similar to ours sent us notice of a claim of infringement of proprietary rights, which claim was subsequently withdrawn. We have also received a claim from the holders of a home shopping video catalog patent and a remote query communication system patent that our Internet marketing program and Web site operations, respectively, infringe such patents, and BabyCenter has received a claim from the holder of an automated registry patent that its Web site infringes such patent. We have also received a notice from etoy corporation, the owners of the "etoy" domain name, that they have filed a trademark infringement action against us. We expect to receive other notices from other third parties in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past or future assertions or prosecutions will harm our business. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could impair our business.

IF THE PROTECTION OF OUR TRADEMARKS AND PROPRIETARY RIGHTS IS INADEQUATE, OUR BRAND AND REPUTATION COULD BE IMPAIRED AND WE COULD LOSE CUSTOMERS.

    The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. We currently hold registered trademarks for "eToys" and "BabyCenter". We have received notice from etoy corporation, the owners of the "etoy" domain name, that they have filed a trademark infringement action against us with respect to the use of our "eToys" trademark. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and services online. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

                         RISKS RELATED TO OUR INDUSTRY

IF WE ARE UNABLE TO ACQUIRE THE NECESSARY WEB DOMAIN NAMES, OUR BRAND AND REPUTATION COULD BE DAMAGED AND WE COULD LOSE CUSTOMERS.

    We may be unable to acquire or maintain Web domain names relating to our brand in the United States and other countries in which we may conduct business. As a result, we may be unable to prevent third parties from acquiring and using domain names relating to our brand. Such use could damage our brand and reputation and take customers away from our Web site. We currently hold various relevant domain names, including the "eToys.com" and "BabyCenter.com" domain names. We have received a notice from etoy corporation, the owners of the "etoy" domain name, that they have filed a trademark infringement action against us. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Such changes in the United States are expected to include the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names.

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

                      RISKS RELATED TO SECURITIES MARKETS

IT IS UNLIKELY THAT WE WILL BE ABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

    Since December 15, 2000, we have stated that our cash, cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs only to approximately March 31, 2001, although there can be no assurance in this regard. In order to continue operations beyond that date, we would require an additional, substantial capital infusion. We do not believe that additional capital will be available to us.

    We have engaged a financial advisor to explore strategic alternatives for the company, which might include a merger, asset sale, or another comparable transaction or a financial restructuring. However, in the event we are unsuccessful in completing one of these strategic alternatives, we will be required to cease operations by approximately March 31, 2001. In that case, we will be unable to meet our future capital requirements and our common stock will have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction as described above, our common stock will nonetheless have no value.

THE MARKET PRICE OF OUR SECURITIES IS HIGHLY VOLATILE AND HAS RECENTLY FALLEN SIGNIFICANTLY.

    The market price for our securities has been and is likely to continue to be highly volatile and subject to substantial decreases in response to factors including the following:

    - actual or anticipated variations in our quarterly operating results, such as during the quarter ending December 31, 2000, when we originally estimated net sales between $210 million and $240 million but in fact achieved net sales for the quarter of only $131.2 million;

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

    From May 20, 1999 (the first day of public trading of our common stock), through February 12, 2001, the high and low sales prices for our common stock fluctuated between $86.00 and $0.03. On February 12, 2001, the closing price of our common stock was $0.16. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would cause the prices of our securities to fall.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risk related to changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments.

    FOREIGN CURRENCY RISK. We currently have wholly-owned subsidiaries with operations in the United Kingdom and Europe. All sales and expenses incurred by the foreign subsidiaries are denominated in the British pound and Euro, which are considered the functional currencies of the respective subsidiaries. As such, we are exposed to foreign currency risk which arises in part from funding denominated in British pounds and Euros provided to the foreign subsidiaries and from the translation of the foreign subsidiaries' financial results into U.S. dollars during consolidation. As exchange rates vary, our results from operations and profitability may be adversely impacted. As of December 31, 2000, the effect of the foreign currency exchange rate fluctuations has not been significant.

    INTEREST RATE RISK. We maintain a portfolio of highly liquid cash equivalents maturing in three months or less as of the date of purchase. Given the short-term nature of these investments, we believe we are not subject to significant interest rate risk with respect to these investments. Additionally, we are subject to interest rate risk related to the $150 million of convertible notes, borrowings under our revolving credit facility and our notes payable and capital lease obligations. Our notes payable and capital lease obligations bear interest at fixed rates, and their carrying amount approximates fair value based on borrowing rates currently available to us. As such, we believe that market risk arising from our notes payable and capital lease obligations is not significant. The revolving credit facility bears interest at variable rates and therefore its carrying value is considered to approximate its fair value.

    The convertible notes, issued in December 1999, are unsecured and are subordinated to our existing and future senior debt as defined in the indenture pursuant to which the convertible notes were issued. The principal amount of the convertible notes will be due on December 1, 2004 and will bear interest at an annual rate of 6.25%, payable twice a year, on June 1 and December 1, beginning June 1, 2000, until the principal amount of the convertible notes is fully repaid. The convertible notes may be converted into our common stock at the option of the holder at any time prior to December 1, 2004, unless the convertible notes have been previously redeemed or repurchased by us. The conversion rate, subject to adjustment in certain circumstances, is 13.5323 shares of our common stock for each $1,000 principal amount of convertible notes, which is equivalent to a conversion price of approximately $73.90 per share. As of December 31, 2000, the carrying value of the convertible notes was $150 million. As of December 31, 2000, the fair value of the convertible notes was $16.3 million based upon the closing market price as of that date. The difference between the carrying value and the fair value of the convertible notes as of December 31, 2000 is primarily due to declines in the price of our common stock and the favorable interest rate of the convertible notes as compared to current interest rates.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Note 5, Commitments and Contingencies, in Part I, Item 1, Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    As of December 31, 2000, in addition to $150 million of our 6.25% convertible subordinated notes due December 1, 2004 and $8.9 million of borrowings under our revolving credit facility, our outstanding liabilities included notes payable and capital lease obligations of $38.6 million, a trade payable balance of $38.1 million, a non-trade payable balance of $36.3 million and accrued expenses of $13.1 million. On January 16, 2001, we entered into a standstill agreement with an informal committee of our unsecured creditors. Pursuant to this agreement, through and including February 15 (subject to extension by agreement of the committee), we have agreed not to pay any past due debts and to operate under a budget designed to maintain our current operations. Such non-payment of past due debts may result in a default on some or all of the obligations described above.

    In the event that the registration statement relating to the series D preferred shares and related warrants is unavailable to cover the resale of the shares of common stock underlying the series D preferred stock, we will be in default under the terms of the series D preferred stock. Currently, at least one holder of series D preferred shares has only a limited number of common shares available under the registration statement, and we have no plans at this time to make additional shares of common stock available under the registration statement. Accordingly, we may soon be in default under this provision of the series D preferred stock.

    Since December 15, 2000, we have stated that our cash, cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs only to approximately March 31, 2001, although there can be no assurance in this regard. In order to continue operations beyond that date, we would require an additional, substantial capital infusion. We do not believe that additional capital will be available to us.

    We have engaged a financial advisor to explore strategic alternatives for the company, which might include a merger, asset sale, or another comparable transaction or a financial restructuring. However, in the event we are unsuccessful in completing one of these strategic alternatives, we will be required to cease operations by approximately March 31, 2001. In that case, we will be unable to meet our future capital requirements. This would result in a default under all of our indebtedness, including our $40 million revolving credit facility (which had an outstanding balance of $8.9 million as of December 31, 2000) and the $150.0 million of our 6.25% convertible subordinated notes due December 1, 2004, as well as the other obligations described above in this section.

    Potential investors in our securities should consider the risk that we may be in default under all of these obligations and that, in that event, our common stock will have no value.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits


                           3.1     Amended and Restated Bylaws (as of December 18, 2000)

                          10.1     Letter Agreement between eToys and Edward C. Lenk dated
                                   December 4, 2000

                          10.2     Letter Agreement between eToys and Steve Schoch dated
                                   December 4, 2000

                          10.3     Letter Agreement between eToys and John Hnanicek dated
                                   December 4, 2000

                          10.4     Standstill Agreement between eToys and the Informal
                                   Committee of Unsecured Creditors of eToys dated January 16,
                                   2001

                          10.5     First Amended Standstill Agreement between eToys and the
                                   Informal Committee of Unsecured Creditors of eToys dated
                                   February 1, 2001

    (b) Reports on Form 8-K

       Form 8-K dated November 15, 2000 pertaining to the company's revolving credit facility.

       Form 8-K dated November 28, 2000 pertaining to certain risk factor information of the company.

       Form 8-K dated December 15, 2000 pertaining to a press release regarding the company's estimated results of operations for its fiscal third quarter ending December 31, 2000.

       Form 8-K dated January 4, 2001 pertaining to a press release regarding the company's cost reduction initiatives.

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

                                                       By:             /s/ STEVEN J. SCHOCH
                                                            -----------------------------------------
                                                                         Steven J. Schoch
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER

Dated:  February 14, 2001

                                 EXHIBIT INDEX

EXHIBITS
--------
         3.1            Amended and Restated Bylaws (as of December 18, 2000)

        10.1            Letter Agreement between eToys and Edward C. Lenk dated
                        December 4, 2000

        10.2            Letter Agreement between eToys and Steve Schoch dated
                        December 4, 2000

        10.3            Letter Agreement between eToys and John Hnanicek dated
                        December 4, 2000

        10.4            Standstill Agreement between eToys and the Informal
                        Committee of Unsecured Creditors of eToys dated January 16,
                        2001

        10.5            First Amended Standstill Agreement between eToys and the
                        Informal Committee of Unsecured Creditors of eToys dated
                        February 1, 2001